Form 10-Q
period 1997-06-30
WAVETEK CORP
filed 1997-08-14
CIK 1043015

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                ----------------------

                                      FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  JUNE 30, 1997
                                 -------------

                                          OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from --------------------------- to ----------------

                          Commission file number:  333-32195



                                 WAVETEK CORPORATION
                (Exact Name of Registrant as Specified in Its Charter)

-------------------------------------------------------------------------------



             DELAWARE                                   33-0457664
             --------                                   ----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)



11995 EL CAMINO REAL, SUITE 301
SAN DIEGO, CALIFORNIA                       92130
---------------------------------------------------
(Address of Principal Executive Offices)  (Zip Code)


                                    (619) 793-2300
                                    --------------
                 (Registrant's Telephone Number, Including Area Code)

                                    NOT APPLICABLE
                                    --------------
      Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes          No  X
                                                 ---         ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August
11, 1997, Registrant had only one class of common stock, of which there were 4,884,860 shares outstanding.

                              WAVETEK CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997

                               TABLE OF CONTENTS
                               ------------------

                                                                       PAGE
                                                                       -----
PART I -  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          Consolidated Balance Sheets as of June 30, 1997 and
          September 30, 1996 . . . . . . . . . . . . . . . . . . . . . .   3
          Consolidated Statements of Income for the Three and Nine
          Months Ended June 30, 1997 and June 30, 1996 . . . . . . . . .   4
          Consolidated Statements of Cash Flows for the Nine Months
          Ended June 30, 1997 and June 30, 1996. . . . . . . . . . . . .   5
          Notes to Consolidated Financial Statements . . . . . . . . . .   6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . 17


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .  24

ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . .  24

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . .  24

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . .  24

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . .  24

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . .  24

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              WAVETEK CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (DOLLARS AND SHARES IN THOUSANDS)



                                                          JUNE 30, SEPTEMBER 30,
                                                            1997        1996
                                                         ---------- ------------
                                                         (UNAUDITED)   (NOTE)
                              ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . .   $   4,059   $  6,126
  Short-term investments, available for sale . . . . . .       3,000          -
  Accounts receivable (less allowance for doubtful
    accounts of $2,023 in 1996 and $2,054 in 1997
    (unaudited)). . . . . . . . . . . . . . . . . . . . .     25,280     20,866
  Inventories . . . . . . . . . . . . . . . . . . . . . .     18,202     19,308
  Deferred income taxes. . . . . . . . . . . . . . . . . .     4,474      4,505
  Other current assets . . . . . . . . . . . . . . . . . .     2,226      1,188
                                                           ---------   --------
Total current assets . . . . . . . . . . . . . . . . . . .    57,241     51,993

Property and equipment, net. . . . . . . . . . . . . . . .    14,773     12,194
Deferred debt issuance costs, net. . . . . . . . . . . . .     4,293          -
Intangible assets, net . . . . . . . . . . . . . . . . . .     3,424      3,867
Deferred income taxes. . . . . . . . . . . . . . . . . . .        37        441
Other assets . . . . . . . . . . . . . . . . . . . . . . .       195        357
                                                           ---------   --------
Total assets . . . . . . . . . . . . . . . . . . . . . . . $  79,963   $ 68,852
                                                           ---------   --------
                                                           ---------   --------

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable to banks . . . . . . . . . . . . . . . . . $   3,377   $    786
  Trade accounts payable . . . . . . . . . . . . . . . . .    15,834     12,007
  Accrued compensation . . . . . . . . . . . . . . . . . .     7,162      7,468
  Income taxes payable . . . . . . . . . . . . . . . . . .     2,021      1,427
  Other current liabilities. . . . . . . . . . . . . . . .     9,095      8,747
  Current maturities of long-term obligations. . . . . . .       988         95
                                                           ---------   --------
Total current liabilities. . . . . . . . . . . . . . . . .    38,477     30,530

Long-term obligations, less current maturities . . . . . .   113,995      5,073
Deferred income and other liabilities. . . . . . . . . . .       460        561
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, par value $.01; authorized, 15,000 shares;
    issued and outstanding, 10,974 shares in 1996 and 4,885
    shares in 1997 (unaudited). . . . . . . . . . . . . . .       49        110
  Additional paid-in capital . . . . . . . . . . . . . . .    43,748      5,538
  Retained earnings (accumulated deficit). . . . . . . . .  (116,660)    26,746
  Foreign currency translation adjustments . . . . . . . .      (106)       294
                                                           ---------   --------
Total stockholders' equity (deficit) . . . . . . . . . . .   (72,969)    32,688
                                                           ---------   --------
Total liabilities and stockholders' equity (deficit) . . . $  79,963   $ 68,852
                                                           ---------   --------
                                                           ---------   --------

Note: The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                            See accompanying notes.

                              WAVETEK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                       (DOLLARS AND SHARES IN THOUSANDS)
                                  (UNAUDITED)

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                           JUNE 30,                JUNE 30,
                                    --------------------    --------------------
                                       1997       1996         1997      1996
                                     --------   --------    ---------  ---------
Sales . . . . . . . . . . . . . .    $36,484    $38,191     $118,700   $115,181
Cost of goods sold. . . . . . . .     16,378     18,038       55,479     55,779
                                     --------   --------    ---------  ---------
Gross margin. . . . . . . . . . .     20,106     20,153       63,221     59,402
Operating expenses:
  Marketing and selling . . . . . .    9,340      9,223       27,913     26,809
  Research and development. . . . .    3,922      3,249       11,635      9,416
  General and administrative. . . .    2,473      2,716        7,878      8,655
  Stock option compensation
    related to recapitalization . .    7,061          -        7,061          -
  Provision for restructuring
    operations. . . . . . . . . . . .      -         45            -        188
                                     --------   --------    ---------  ---------
                                      22,796     15,233       54,487     45,068
                                     --------   --------    ---------  ---------
Operating income (loss) . . . . . .   (2,690)     4,920        8,734     14,334
Non-operating income (expense):
  Interest income . . . . . . . . .      118         42          254         99
  Interest expense. . . . . . . . .     (709)      (137)        (948)      (616)
  Other, net. . . . . . . . . . . .     (245)      (207)        (861)      (488)
                                     --------   --------    ---------  ---------
                                        (836)      (302)      (1,555)    (1,005)

Income (loss) before provision
  (credit) for income taxes . . . .   (3,526)     4,618        7,179     13,329
Provision (credit) for
  income taxes. . . . . . . . . .     (1,137)       311        2,728        893
                                     --------   --------    ---------  ---------
Net income (loss) . . . . . . . .    $(2,389)   $ 4,307     $  4,451   $ 12,436
                                     --------   --------    ---------  ---------
                                     --------   --------    ---------  ---------
Net income (loss) per share . . .    $  (.23)   $   .37     $    .40   $   1.08
                                     --------   --------    ---------  ---------
                                     --------   --------    ---------  ---------
Shares used in computation. . . .     10,173     11,550       11,123     11,485
                                     --------   --------    ---------  ---------
                                     --------   --------    ---------  ---------



                            See accompanying notes.

                                 WAVETEK CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                          (DOLLARS AND SHARES IN THOUSANDS)
                                     (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                                 JUNE 30,
                                                             1997        1996
                                                         --------    --------

OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . .   $  4,451    $ 12,436
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
  Depreciation expense . . . . . . . . . . . . . . . .      2,102       2,031
  Amortization expense . . . . . . . . . . . . . . . .        430         435
  Amortization of deferred debt
   issuance costs. . . . . . . . . . . . . . . . . . .         33           -
  Provision for losses on accounts
   receivable. . . . . . . . . . . . . . . . . . . . .        252         407
  Loss on disposal of property
   and equipment . . . . . . . . . . . . . . . . . . .          8          95
  Deferred income. . . . . . . . . . . . . . . . . . .        (73)        (74)
  Deferred income taxes. . . . . . . . . . . . . . . .        435      (2,910)
  Changes in operating assets and liabilities:
  Accounts receivable. . . . . . . . . . . . . . . . .     (6,948)     (3,049)
  Inventories and other assets . . . . . . . . . . . .       (335)     (1,989)
  Accounts payable and accrued expenses  . . . . . . .      6,136       2,687
  Income taxes payable, net. . . . . . . . . . . . . .        540         362
                                                         --------    --------
Net cash provided by operating
 activities. . . . . . . . . . . . . . . . . . . . . .      7,031      10,431
INVESTING ACTIVITIES
Proceeds from sale of business . . . . . . . . . . . .          -         338
Purchase of property and
 equipment . . . . . . . . . . . . . . . . . . . . . .     (4,784)     (3,207)
Proceeds from sale of property and equipment . . . . .         53         197
Purchase of short-term investments . . . . . . . . . .     (3,000)          -
Payments received on notes receivable. . . . . . . . .        169         165
Issuance of notes receivable . . . . . . . . . . . . .          -         (90)
                                                         --------    --------
Net cash used in investing activities. . . . . . . . .     (7,562)     (2,597)
FINANCING ACTIVITIES
Issuance of common shares for cash . . . . . . . . . .     42,856           -
Repurchase of common shares and stock options
 for cash. . . . . . . . . . . . . . . . . . . . . . .   (152,564)          -
Proceeds from revolving lines of credit and
 long-term obligations . . . . . . . . . . . . . . . .    114,144      14,324
Principal payments on revolving lines of credit and
 long-term obligations . . . . . . . . . . . . . . . .     (1,489)    (21,802)
Debt issuance costs. . . . . . . . . . . . . . . . . .     (4,326)          -
                                                         --------    --------
Net cash used in financing activities. . . . . . . . .     (1,379)     (7,478)
Effect of exchange rate changes on cash and
 cash equivalents. . . . . . . . . . . . . . . . . . .       (157)       (124)
                                                         --------    --------
Increase (decrease) in cash and cash equivalents . . .     (2,067)        232
Cash and cash equivalents at beginning of period . . .      6,126       3,689
                                                         --------    --------
Cash and cash equivalents at end of period . . . . . .   $  4,059    $  3,921
                                                         --------    --------
                                                         --------    --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest . . . . . . . . . . . . . . . .   $    440    $    628
                                                         --------    --------
                                                         --------    --------
Cash paid for income taxes . . . . . . . . . . . . . .   $  1,963    $  3,507
                                                         --------    --------
                                                         --------    --------

                               See accompanying notes.

                              WAVETEK CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

   Wavetek Corporation ("the Company") is a leading global designer, manufacturer and distributor of a broad range of electronic test instruments, with a primary focus on application-specific instruments for testing voice, video and data communications equipment and networks. The Company also designs, manufactures and distributes precision instruments to calibrate and test electronic equipment and provides repair, upgrade and calibration services for its products on a worldwide basis. The accompanying consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

   The accompanying consolidated financial statements and the financial information included herein are unaudited. However, such information includes all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year. For further information, refer to the Company's annual audited consolidated financial statements and notes thereto, for the year ended September 30, 1996, contained in the Company's Registration Statement on Form S-4 dated July 28, 1997.

2. NEW ACCOUNTING STANDARDS

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 replaces Accounting Principles Board Opinion No. 15, EARNINGS PER SHARE ("APB 15"). SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the entity. The Company plans to adopt SFAS 128 beginning with its financial statements for the three months ended December 31, 1997. The impact of SFAS 128 is expected to result in the calculation of basic net income (loss) per share of $(.25) and $.39 for the three months ended June 30, 1997 and 1996, respectively, and $.42 and $1.13 for the nine months ended June 30, 1997 and 1996, respectively. The impact of SFAS 128 is expected to result in the calculation of diluted net income
(loss) per share of $(.23) and $.37 for the three months ended June 30, 1997 and 1996, respectively, and $.40 and $1.08 for the nine months ended June 30, 1997 and 1996, respectively.

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), which is effective for the year ending September 30, 1997. SFAS 123 allows companies to either account for stock-based compensation under the new provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has continued accounting for its stock-based compensation in accordance with the provisions of APB 25 and will disclose the required pro forma information in its fiscal 1997 audited financial statements.

3. FINANCIAL STATEMENT DETAILS

   Inventories consist of the following:
                                                  JUNE 30,    SEPTEMBER 30,
                                                    1997          1996
                                                 ---------      ---------
                                                  (DOLLARS IN THOUSANDS)

     Finished Goods . . . . . . . . . . . . .      $ 7,124       $ 7,852
     Work-in-progress . . . . . . . . . . . .        3,990         5,639
     Materials. . . . . . . . . . . . . . . .        7,088         5,817
                                                   -------       -------
                                                   $18,202       $19,308
                                                   -------       -------
                                                   -------       -------

                              WAVETEK CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4. RECAPITALIZATION TRANSACTIONS

   On June 11, 1997, the Company completed the following transactions (the Recapitalization Transactions): (i) the Company sold an aggregate of 2,428,470 shares of its Common Stock, representing 49.7% of the Common Stock outstanding following the Recapitalization Transactions, to DLJ Merchant Banking Partners II, L.P. and its affiliates and Green Equity Investors II, L.P. and its affiliates for an aggregate purchase price of $43.5 million, less related costs of $644,000 (the New Equity Investment); (ii) the Company issued $85 million aggregate principal amount of 10-1/8% Senior Subordinated Notes maturing June 15, 2007 (the Notes) (Note 5); (iii) the Company incurred indebtedness of $25 million under a five year and six month term loan facility and entered into a five year and six month revolving credit facility providing for borrowings of up to $20 million (the New Credit Agreement) (Note 5); (iv) the Company incurred aggregate debt issuance costs of $4.3 million in connection with the issuance of the Notes and with entering the New Credit Agreement; (v) the Company used the net proceeds from the New Equity Investment, the issuance of the Notes and the New Credit Agreement to repurchase an aggregate of 8,513,610 shares of Common Stock from existing stockholders for an aggregate of $152.5 million and to make cash payments upon surrender of stock options by employees in an aggregate amount of $7.1 million. Such existing stockholders retained 50.3% of the shares of Common Stock outstanding following the Recapitalization Transactions.

5. CREDIT AGREEMENTS AND LONG-TERM OBLIGATIONS

   In connection with the Recapitalization Transactions (Note 4), the Company issued $85 million aggregate principal amount of Senior Subordinated Notes (Notes) pursuant to an Indenture (the Indenture) between the Company and the Bank of New York, as trustee. The Notes bear interest at 10.125%, payable semi-annually on each June 15 and December 15 commencing December 15, 1997. The total principal balance of the Notes is due June 15, 2007. On or after June 15, 2002, the Notes will be redeemable at the option of the Company, in whole or in part, at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidated damages, if any: 105.063% if redeemed during the twelve-month period beginning on June 15, 2002; 103.375% if redeemed during the twelve-month period beginning on June 15, 2003; 101.688% if redeemed during the twelve-month period beginning on June 15, 2004; and 100% thereafter. Notwithstanding the foregoing, during the first three years following the issue date of the Notes, the Company may redeem up to 33-1/3% of the aggregate principal amount of the Notes with the proceeds of one or more Public Equity Offerings (as defined in the Indenture) at a redemption price of 110.125% of the principal amount thereof, in each case plus accrued and unpaid interest and liquidated damages, if any. The Notes are guaranteed on a senior subordinated basis by the Company's current and future subsidiaries in the United States. The Indenture requires the Company to comply with various affirmative, negative, and financial covenants. The Company was in compliance with all such covenants at June 30, 1997.

   Also in connection with the Recapitalization Transactions, the Company entered into a New Credit Agreement (New Credit Agreement) with a group of five lending banks (the Lenders) including DLJ Capital Funding, Inc. as Syndication Agent and Fleet National Bank as Administrative Agent. The New Credit Agreement provided for a $25 million five year and six month term loan (Term Loan) borrowed by the Company on June 11, 1997. The Term Loan is repayable in quarterly installments on the 15th day of each September, December, March and June commencing September 15, 1998. Total principal payments due in each future fiscal year are as follows: 1998 - $1,000,000; 1999 - $4,250,000; 2000 - $5,250,000; 2001 -$6,250,000; 2002 - $6,750,000
and; 2003 - $1,500,000. The Term Loan may be prepaid at any time and is subject to mandatory prepayments if the Company generates Excess Cash Flow (as defined in the New Credit Agreement). The New Credit Agreement also provides for a five year and six month revolving credit facility in the amount of $20 million, of which up to $7.5 million may be borrowed in British pounds, French francs or Deutsche marks. The Company has no borrowings

                              WAVETEK CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

5. CREDIT AGREEMENTS AND LONG-TERM OBLIGATIONS (CONTINUED)

outstanding under the revolving credit facility. All borrowings under the New Credit Agreement bear interest, at the option of the Company, at either (i) the Base Rate (as defined in the New Credit Agreement) plus 1.50%, or (ii) at the reserve adjusted Euro-Dollar Rate (as defined in the New Credit Agreement) plus 2.50%, subject to reduction upon the achievement of certain performance levels and/or credit ratios. The Term Loan currently bears interest at 8.1875% through August 14, 1997, with interest payable at the end of each one-month period. The New Credit Agreement is secured by all of the Company's assets in the United States (approximately $52.5 million at June 30, 1997) and the pledge of 100% of the stock of its subsidiaries in the United States and 65% of the stock of its foreign subsidiaries. The New Credit Agreement requires the Company to comply with various affirmative, negative, and financial covenants. The Company was in compliance with all such covenants at June 30, 1997.

   The Company incurred aggregate debt issuance costs of $4.3 million in connection with the issuance of the Notes and with entering into the New Credit Agreement. Such costs have been deferred and will be amortized over the term of the related debt using the interest method.

6. STOCKHOLDERS' EQUITY

   Prior to June 11, 1997, the Company had two classes of Common Stock outstanding, Common Stock and Class B Common Stock. The rights and preferences of both classes of common stock were identical, except that holders of Common Stock were entitled to one vote per share and holders of Class B Common Stock were entitled to ten votes per share. The Class B Common Stock was convertible, at the holder's option, into shares of Common Stock on a share for share basis. In connection with the Recapitalization Transactions (Note 4), all shares of Class B Common Stock were repurchased by the Company and the Company's Certificate of Incorporation was amended to eliminate the Class B Common Stock. The Company's Certificate of Incorporation was also amended effective June 11, 1997 to effect a ten-for-one stock split of its common stock, which was authorized by the Company's Board of Directors on May 30, 1997. All share and per share amounts in the accompanying consolidated financial statements have been restated to retroactively reflect the stock split.

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA

   The Company's payment obligations under the Notes to be issued in the Recapitalization Transactions are guaranteed by all of the Company's current and future domestic subsidiaries (collectively, the "Subsidiary Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of each of the Subsidiary Guarantors are not presented because the Company's management has deemed that they would not be material to investors. The following supplemental condensed consolidating financial data sets forth, on an unconsolidated basis, balance sheets, statements of income and statements of cash flows data for (i) the Company ("Wavetek Corporation"), (ii) the current Subsidiary Guarantors and (iii) the Company's current foreign subsidiaries (the "Foreign Subsidiaries"). The supplemental financial data reflects the investments of Wavetek Corporation in the Subsidiary Guarantors and the Foreign Subsidiaries using the equity method of accounting. Certain reclassifications have been made to provide for uniform disclosure of all periods presented. The reclassifications are not material.

                             WAVETEK CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

                         CONSOLIDATING BALANCE SHEETS
                              AS OF JUNE 30, 1997
                       (DOLLARS AND SHARES IN THOUSANDS)


                                                          WAVETEK      SUBSIDIARY      FOREIGN
                                                        CORPORATION    GUARANTORS    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                       ------------    -----------   -------------   -----------  ------------
                                                                      ASSETS
Current assets:
  Cash and cash equivalents  . . . . . . . . . . .      $      -       $  3,542       $    517       $      -       $  4,059
  Short-term investments, available for sale . . .             -          3,000              -              -          3,000
  Accounts receivable (less allowance for
    doubtful accounts of $2,054) . . . . . . . . .           (91)        17,181         21,968        (13,778)        25,280
  Inventories  . . . . . . . . . . . . . . . . . .          (479)         6,516         13,532         (1,367)        18,202
  Deferred income taxes  . . . . . . . . . . . . .         2,879          1,595              -              -          4,474
   Other current assets. . . . . . . . . . . . . .           312            189          1,725              -          2,226
                                                       ------------    -----------   -------------   -----------  ------------
Total current assets . . . . . . . . . . . . . . .         2,621         32,023         37,742        (15,145)        57,241
Property and equipment, net. . . . . . . . . . . .         5,445          4,426          4,946            (44)        14,773
Deferred debt issuance costs, net. . . . . . . . .         4,293              -              -              -          4,293
Intangible assets, net . . . . . . . . . . . . . .         3,290             72             65             (3)         3,424
Deferred income taxes. . . . . . . . . . . . . . .            (6)            43              -              -             37
Other assets . . . . . . . . . . . . . . . . . . .           230             46            104           (185)           195
Investment in subsidiaries . . . . . . . . . . . .        30,646              -             25        (30,671)             -
                                                       ------------    -----------   -------------   -----------  ------------
Total assets . . . . . . . . . . . . . . . . . . .      $ 46,519      $  36,610       $ 42,882       $(46,048)      $ 79,963
                                                       ------------    -----------   -------------   -----------  ------------
                                                       ------------    -----------   -------------   -----------  ------------

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable to banks . . . . . . . . . . . . .      $      -      $       -       $  3,377       $      -       $  3,377
  Trade accounts payable . . . . . . . . . . . . .         2,872         10,031         16,711        (13,780)        15,834
  Accrued compensation . . . . . . . . . . . . . .           470          1,677          5,015              -          7,162
  Income taxes payable . . . . . . . . . . . . . .        (1,559)         2,008          1,572              -          2,021
  Other current liabilities  . . . . . . . . . . .         3,574          1,764          3,757              -          9,095
  Current maturities of long-term
    obligations . . . . . . . . . . . . . . . . .            100              -            888              -            988
                                                       ------------    -----------   -------------   -----------  ------------
Total current liabilities. . . . . . . . . . . . .         5,457         15,480         31,320        (13,780)        38,477
Long-term obligations, less current
   maturities. . . . . . . . . . . . . . . . . . .       113,995              -              -              -        113,995
Deferred income and other liabilities. . . . . . .            36            393            216           (185)           460
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, par value $.01; authorized,
    15,000 shares; issued and outstanding,
    4,885 shares  . . . . . . . . . . . . . . . .             49              -              -              -             49
  Additional paid-in capital  . . . . . . . . . .         43,748          2,137         15,064        (17,201)        43,748
  Retained earnings (accumulated deficit) . . . .       (116,660)        18,600         (3,612)       (14,988)      (116,660)
  Foreign currency translation
     adjustments. . . . . . . . . . . . . . . . .           (106)             -           (106)           106           (106)
                                                       ------------    -----------   -------------   -----------  ------------
Total stockholders' equity (deficit) . . . . . .         (72,969)        20,737         11,346        (32,083)       (72,969)
                                                       ------------    -----------   -------------   -----------  ------------
Total liabilities and stockholders'
    equity (deficit). . . . . . . . . . . . . . .       $ 46,519       $ 36,610       $ 42,882       $(46,048)     $  79,963
                                                       ------------    -----------   -------------   -----------  ------------
                                                       ------------    -----------   -------------   -----------  ------------

                              WAVETEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

                                           CONSOLIDATING BALANCE SHEETS
                                             AS OF SEPTEMBER 30, 1996
                                        (DOLLARS AND SHARES IN THOUSANDS)

                                                      WAVETEK     SUBSIDIARY     FOREIGN
                                                    CORPORATION   GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    -----------   ----------   ------------   ------------   ------------
                                                             ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . .   $       -     $   4,845    $   1,281      $        -      $   6,126
  Accounts receivable (less allowance
    for doubtful accounts of $2,023). . . . . . .       3,042        18,657       15,123         (15,956)        20,866
  Inventories . . . . . . . . . . . . . . . . . .        (479)        6,277       14,496            (986)        19,308
  Deferred income taxes . . . . . . . . . . . . .       2,660         1,845            -               -          4,505
  Other current assets. . . . . . . . . . . . . .           6           148        1,034               -          1,188
                                                    -----------   ----------   ------------   ------------   ------------
Total current assets  . . . . . . . . . . . . . .       5,229        31,772       31,934         (16,942)        51,993
Property and equipment, net . . . . . . . . . . .       4,495         3,731        4,075            (107)        12,194
Intangible assets, net  . . . . . . . . . . . . .       3,490           288           99             (10)         3,867
Deferred income taxes . . . . . . . . . . . . . .         430           182            -            (171)           441
Other assets  . . . . . . . . . . . . . . . . . .         281           196           83            (203)           357
Investment in subsidiaries  . . . . . . . . . . .      32,492             -           25         (32,517)             -
                                                    -----------   ----------   ------------   ------------   ------------
Total assets  . . . . . . . . . . . . . . . . . .   $  46,417     $  36,169    $  36,216      $  (49,950)       $68,852
                                                    -----------   ----------   ------------   ------------   ------------
                                                    -----------   ----------   ------------   ------------   ------------

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks. . . . . . . . . . . . .   $       -     $       -     $    786      $        -      $     786
  Trade accounts payable. . . . . . . . . . . . .       6,168         7,027       14,701         (15,889)        12,007
  Accrued compensation. . . . . . . . . . . . . .       1,454         1,827        4,187               -          7,468
  Income taxes payable. . . . . . . . . . . . . .           -           460          967               -          1,427
  Other current liabilities . . . . . . . . . . .       1,883         1,884        5,047             (67)         8,747
  Current maturities of long-term obligations . .          93             -            2               -             95
                                                    -----------   ----------   ------------   ------------   ------------
Total current liabilities . . . . . . . . . . . .       9,598        11,198       25,690         (15,956)        30,530
Long-term obligations, less current maturities  .       4,069             -        1,207            (203)         5,073
Deferred income and other liabilities . . . . . .          62           625           45            (171)           561
Commitments and contingencies
Stockholders' equity:
  Common stock, par value $.01; authorized,
    15,000 shares; issued and outstanding,
    10,974 shares . . . . . . . . . . . . . . . .          11             -            -               -             11
  Additional paid-in capital. . . . . . . . . . .       5,637         2,137       12,468         (14,605)         5,637
  Retained earnings . . . . . . . . . . . . . . .      26,746        22,209       (3,488)        (18,721)        26,746
  Foreign currency translation adjustments. . . .         294             -          294            (294)           294
                                                    -----------   ----------   ------------   ------------   ------------
Total stockholders' equity  . . . . . . . . . . .      32,688        24,346        9,274         (33,620)        32,688
                                                    -----------   ----------   ------------   ------------   ------------
Total liabilities and stockholders' equity. . . .   $  46,417     $  36,169     $ 36,216      $  (49,950)     $  68,852
                                                    -----------   ----------   ------------   ------------   ------------
                                                    -----------   ----------   ------------   ------------   ------------


                                             WAVETEK CORPORATION

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (Continued)

                                       CONSOLIDATING STATEMENTS OF INCOME
                                  FOR THE THREE MONTHS ENDED JUNE 30, 1997
                                            (DOLLARS IN THOUSANDS)

                                                      WAVETEK     SUBSIDIARY     FOREIGN
                                                    CORPORATION   GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
Sales . . . . . . . . . . . . . . . . . . . . . .   $        -    $ 21,325     $  24,231      $  (9,072)       $  36,484
Cost of goods sold. . . . . . . . . . . . . . . .          (92)      9,525        15,590         (8,645)          16,378
                                                    -----------   ----------   ------------   ------------   ------------
Gross margin. . . . . . . . . . . . . . . . . . .           92      11,800         8,641           (427)          20,106

Operating expenses:
  Marketing and selling . . . . . . . . . . . . .          220       4,883         4,237              -            9,340
  Research and development. . . . . . . . . . . .          (12)      2,378         1,556              -            3,922
  General and administrative. . . . . . . . . . .          418       1,012         1,050             (7)           2,473
  Stock option compensation related to
    recapitalization  . . . . . . . . . . . . . .        1,926       2,318         2,817              -            7,061
                                                    -----------   ----------   ------------   ------------   ------------
                                                         2,552      10,591         9,660             (7)          22,796
                                                    -----------   ----------   ------------   ------------   ------------
Operating income (loss) . . . . . . . . . . . . .       (2,460)      1,209        (1,019)          (420)          (2,690)

Non-operating income (expense):
  Interest income . . . . . . . . . . . . . . . .            -         100            18              -              118
  Interest expense. . . . . . . . . . . . . . . .         (669)          -           (40)             -             (709)
  Equity in net income (loss) of subsidiaries . .       (1,165)          -             -          1,165                -
  Other, net. . . . . . . . . . . . . . . . . . .          181          32          (458)             -             (245)
                                                    -----------   ----------   ------------   ------------   ------------
                                                        (1,653)        132          (480)         1,165             (836)
                                                    -----------   ----------   ------------   ------------   ------------

Income before provision (credit) for
  income taxes  . . . . . . . . . . . . . . . . .       (4,113)      1,341        (1,499)           745           (3,526)

Provision (credit)for income taxes. . . . . . . .       (1,724)        545            42              -           (1,137)
                                                    -----------   ----------   ------------   ------------   ------------
Net income (loss) . . . . . . . . . . . . . . . .   $   (2,389)   $    796     $  (1,541)     $     745       $   (2,389)
                                                    -----------   ----------   ------------   ------------   ------------
                                                    -----------   ----------   ------------   ------------   ------------


                                             WAVETEK CORPORATION

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                 (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                                     CONSOLIDATING STATEMENTS OF INCOME
                                 FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                           (DOLLARS IN THOUSANDS)

                                                      WAVETEK     SUBSIDIARY     FOREIGN
                                                    CORPORATION   GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    -----------   ----------   ------------   ------------   ------------
Sales. . . . . . . . . . . . . . . . . . . . . . .  $      -      $ 22,655     $  22,645      $  (7,109)      $ 38,191
Cost of goods sold . . . . . . . . . . . . . . . .       (82)       10,763        14,589         (7,232)        18,038
                                                    -----------   ----------   ------------   ------------   ------------
Gross margin . . . . . . . . . . . . . . . . . . .        82        11,892         8,056            123         20,153

Operating expenses:
Marketing and selling. . . . . . . . . . . . . . .       246         4,228         4,749              -          9,223
Research and development . . . . . . . . . . . . .       (14)        1,522         1,741              -          3,249
General and administrative . . . . . . . . . . . .       969           871           879             (3)         2,716
Provision for restructuring operations . . . . . .        45             -             -              -             45
                                                    -----------   ----------   ------------   ------------   ------------
                                                       1,246         6,621         7,369             (3)        15,233
                                                    -----------   ----------   ------------   ------------   ------------
Operating income . . . . . . . . . . . . . . . . .    (1,164)        5,271           687            126          4,920

Non-operating income (expense):
Interest income. . . . . . . . . . . . . . . . . .        17            26            14            (15)            42
Interest expense . . . . . . . . . . . . . . . . .       (97)           (1)          (54)            15           (137)
Equity in net income of subsidiaries . . . . . . .     4,056             -             -         (4,056)             -
Other, net . . . . . . . . . . . . . . . . . . . .       376           (89)         (302)          (192)          (207)
                                                    -----------   ----------   ------------   ------------   ------------
                                                       4,352           (64)         (342)        (4,248)          (302)
                                                    -----------   ----------   ------------   ------------   ------------
Income before provision for income taxes . . . . .     3,188         5,207           345         (4,122)         4,618

Provision for income taxes . . . . . . . . . . . .    (1,119)        1,071           359              -            311
                                                    -----------   ----------   ------------   ------------   ------------
Net income . . . . . . . . . . . . . . . . . . . .  $  4,307      $  4,136     $     (14)     $  (4,122)      $  4,307
                                                    -----------   ----------   ------------   ------------   ------------
                                                    -----------   ----------   ------------   ------------   ------------


                             WAVETEK CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                        CONSOLIDATING STATEMENTS OF INCOME
                     FOR THE NINE MONTHS ENDED JUNE 30, 1997
                              (DOLLARS IN THOUSANDS)


                                                          WAVETEK     SUBSIDIARY     FOREIGN
                                                        CORPORATION   GUARANTORS   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                        -----------   ----------   ------------   ------------    ------------
Sales. . . . . . . . . . . . . . . . . . . . . . .        $     -      $ 64,759      $ 81,844       $(27,903)      $118,700
Cost of goods sold . . . . . . . . . . . . . . . .           (244)       29,351        53,956        (27,584)        55,479
                                                        -----------   ----------   ------------   ------------    ------------
Gross margin . . . . . . . . . . . . . . . . . . .            244        35,408        27,888           (319)        63,221
Operating expenses:
    Marketing and selling. . . . . . . . . . . . .            700        13,159        14,054              -         27,913
    Research and development . . . . . . . . . . .            (36)        7,323         4,348              -         11,635
    General and administrative . . . . . . . . . .          1,661         2,813         3,411             (7)         7,878
    Stock option compensation related to
     recapitalization. . . . . . . . . . . . . . .          1,926         2,318         2,817              -          7,061
                                                        -----------   ----------   ------------   ------------    ------------
                                                            4,251        25,613        24,630             (7)        54,487
                                                        -----------   ----------   ------------   ------------    ------------
Operating income . . . . . . . . . . . . . . . . .         (4,007)        9,795         3,258           (312)         8,734

Non-operating income (expense):
    Interest income. . . . . . . . . . . . . . . .             76           221            32            (75)           254
    Interest expense . . . . . . . . . . . . . . .           (861)            -          (162)            75           (948)
    Equity in net income of subsidiaries . . . . .          7,259             -             -         (7,259)             -
    Other, net . . . . . . . . . . . . . . . . . .            345           128        (1,334)             -           (861)
                                                        -----------   ----------   ------------   ------------    ------------
                                                            6,819           349        (1,464)        (7,259)        (1,555)
                                                        -----------   ----------   ------------   ------------    ------------
Income before provision for income taxes . . . . .          2,812        10,144         1,794         (7,571)         7,179

Provision for income taxes . . . . . . . . . . . .         (1,639)        3,753           614              -          2,728
                                                        -----------   ----------   ------------   ------------    ------------

Net income . . . . . . . . . . . . . . . . . . . .        $ 4,451       $ 6,391      $  1,180      $  (7,571)      $  4,451
                                                        -----------   ----------   ------------   ------------    ------------
                                                        -----------   ----------   ------------   ------------    ------------

                             WAVETEK CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                          CONSOLIDATING STATEMENTS OF INCOME
                       FOR THE NINE MONTHS ENDED JUNE 30, 1996
                                (DOLLARS IN THOUSANDS)

                                                          WAVETEK     SUBSIDIARY     FOREIGN
                                                        CORPORATION   GUARANTORS   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                        -----------   ----------   ------------   ------------    ------------
Sales. . . . . . . . . . . . . . . . . . . . . . .        $     -        $64,337        $74,174       $(23,330)      $115,181
Cost of goods sold . . . . . . . . . . . . . . . .            232         32,104         46,651        (23,208)        55,779
                                                        -----------   ----------   ------------   ------------    ------------
Gross margin . . . . . . . . . . . . . . . . . . .           (232)        32,233         27,523           (122)        59,402
Operating expenses:
    Marketing and selling. . . . . . . . . . . . .            722         11,948         14,139              -         26,809
    Research and development . . . . . . . . . . .            (42)         3,856          5,602              -          9,416
    General and administrative . . . . . . . . . .          3,067          2,653          2,944             (9)         8,655
    Provision for restructuring operations . . . .            188              -              -              -            188
                                                        -----------   ----------   ------------   ------------    ------------
                                                            3,935         18,457         22,685             (9)        45,068
                                                        -----------   ----------   ------------   ------------    ------------
Operating income . . . . . . . . . . . . . . . . .         (4,167)        13,776          4,838           (113)        14,334
Non-operating income (expense):
    Interest income. . . . . . . . . . . . . . . .             71             38             54            (64)            99
    Interest expense . . . . . . . . . . . . . . .           (291)           (77)          (312)            64           (616)
    Equity in net income of subsidiaries . . . . .         13,236              -              -        (13,236)             -
    Other, net . . . . . . . . . . . . . . . . . .            558            213           (897)          (362)          (488)
                                                        -----------   ----------   ------------   ------------    ------------
                                                           13,574            174         (1,155)       (13,598)        (1,005)
                                                        -----------   ----------   ------------   ------------    ------------
Income before provision for income taxes . . . . .          9,407         13,950          3,683        (13,711)        13,329
Provision for income taxes . . . . . . . . . . . .         (3,029)         3,088            834              -            893
                                                        -----------   ----------   ------------   ------------    ------------
Net income . . . . . . . . . . . . . . . . . . . .        $12,436        $10,862       $  2,849       $(13,711)      $ 12,436
                                                        -----------   ----------   ------------   ------------    ------------
                                                        -----------   ----------   ------------   ------------    ------------

                              WAVETEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JUNE 30, 1997
                                (DOLLARS IN THOUSANDS)


                                                         WAVETEK       SUBSIDIARY      FOREIGN
                                                      CORPORATION      GUARANTORS    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                      -----------      ----------    ------------     ------------   ------------
     Net cash provided by (used in) operating
     activities....................................     $  (7,307)     $  13,102       $  1,236          $  -        $  7,031
INVESTING ACTIVITIES
Purchase of short-term investments.................             -         (3,000)             -              -         (3,000)
Purchase of property and equipment.................        (1,179)        (1,565)        (2,040)             -         (4,784)
Other investing activities.........................            25            160             37              -            222
                                                      -----------      ----------    ------------     ------------   ------------
Net cash used in investing activities                      (1,154)        (4,405)        (2,003)             -         (7,562)

FINANCING ACTIVITIES
Issuance of common shares for cash.................        42,856              -              -              -         42,856
Repurchase of common shares and stock options
 for cash..........................................      (152,564)             -              -              -       (152,564)
Proceeds from revolving lines of credit and long-
 term obligations..................................       110,000              -          4,144              -        114,144
Principal payments on revolving lines of credit and
 long-term obligations.............................           (68)             -         (1,421)             -         (1,489)
Debt issuance costs................................        (4,326)             -              -              -         (4,326)
Dividends from subsidiaries to Wavetek Corporation.        11,304        (10,000)        (1,304)             -              -
Capital contributions from Wavetek Corporation
 to subsidiaries...................................        (2,578)             -          2,578              -              -
Repayment of loans from Wavetek Corporation to
 subsidiaries......................................         3,837              -         (3,837)             -              -
                                                      -----------      ----------    ------------     ------------   ------------
Net cash provided by (used in) financing activities         8,461        (10,000)           160              -         (1,379)
Effect of exchange rate changes on cash and cash
 equivalents.......................................             -              -           (157)             -           (157)
                                                      -----------      ----------    ------------     ------------   ------------
Increase (decrease) in cash and cash equivalents...             -         (1,303)          (764)             -         (2,067)
Cash and cash equivalents at beginning of period...             -          4,845          1,281              -          6,126
                                                      -----------      ----------    ------------     ------------   ------------
Cash and cash equivalents at end of period.........     $       -      $   3,542       $    517          $   -       $  4,059
                                                      -----------      ----------    ------------     ------------   ------------
                                                      -----------      ----------    ------------     ------------   ------------





                              WAVETEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JUNE 30, 1996
                                (DOLLARS IN THOUSANDS)


                                                         WAVETEK       SUBSIDIARY      FOREIGN
                                                      CORPORATION      GUARANTORS    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                                      -----------      ----------    ------------     ------------   ------------
Net cash provided by (used in) operating activities..   $    612       $  4,843         $4,976          $   -         $  10,431
INVESTING ACTIVITIES
Proceeds from sale of business.......................          -            310             28              -               338
Purchase of property and equipment...................       (713)        (1,522)          (972)             -            (3,207)
Other investing activities...........................         14            216             42              -               272
                                                      -----------      ----------    ------------     ------------   ------------
Net cash used in investing activities................       (699)          (996)          (902)             -            (2,597)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term
 obligations.........................................          -          11,713          2,611             -            14,324
Principal payments on revolving lines of credit and
 long-term obligations...............................         (63)       (16,246)        (5,493)            -           (21,802)
Loans from Wavetek Corporation to subsidiaries.......      (2,505)             -          2,505             -                 -
Repayment of loans from Wavetek Corporation
 to subsidiaries.....................................       2,102              -         (2,102)            -                 -
Dividends from subsidiary to Wavetek Corporation.....         553              -           (553)            -                 -
                                                      -----------      ----------    ------------     ------------   ------------
Net cash provided by (used in) financing activities..          87         (4,533)        (3,032)            -            (7,478)
Effect of exchange rate changes on cash and cash
 equivalents.........................................           -              -           (124)            -              (124)
                                                      -----------      ----------    ------------     ------------   ------------
Increase (decrease) in cash and cash equivalents.....           -           (686)           918             -               232
Cash and cash equivalents at beginning of period.....           -          2,256          1,433             -             3,689
                                                      -----------      ----------    ------------     ------------   ------------
Cash and cash equivalents at end of period...........   $       -      $   1,570        $ 2,351         $   -         $   3,921
                                                      -----------      ----------    ------------     ------------   ------------
                                                      -----------      ----------    ------------     ------------   ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS

   Statements contained in this Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Quarterly Report on Form 10-Q which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those risks and special considerations set forth in the Company's other SEC filings. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

   Wavetek is a leading global designer, manufacturer and distributor of a broad range of electronic test instruments, with a primary focus on application-specific instruments for testing voice, video and data communications equipment and networks. The Company also designs, manufacturers and distributes precision instruments to calibrate and test electronic equipment and provides repair, upgrade and calibration services for its products on a worldwide basis.

   The Company derives its revenues primarily from the sale of its products to a broad international base of over 5,000 customers operating in a wide range of industries. A majority of the Company's sales come from its Communications Test product lines which serve the CATV, Wireless, Telecom, LAN and Test Tools market segments of the test instrument industry. The Company also sells Calibration Instruments and provides repair, upgrade and calibration services for its products on a worldwide basis. The Company sells products that are manufactured at its four facilities located in: (i) Indianapolis, Indiana; (ii) Norwich, England; (iii) St. Etienne, France; and
(iv) Munich, Germany. In major markets such as the United States, England, France and Germany, the Company sells its products to customers in their local currencies. In the rest of the world, the Company generally sells its products to customers or local distributors in the functional currency of the location where the products are manufactured. During fiscal 1996, approximately 59% of the Company's sales were generated outside of the United States and approximately 47% of the Company's sales were made in currencies other than the United States dollar. As a result of such foreign currency sales, the equivalent United States dollar amount of the Company's sales is impacted by changes in foreign currency exchange rates. The Company's ability to maintain and grow its sales depends on a variety of factors including its ability to maintain its competitive position in areas such as technology, performance, price, brand identity, quality, reliability, distribution and customer service and support, and its ability to continue to introduce new products that respond to technological change and market demand in a timely manner.

   Wavetek's cost of goods sold, and its resulting gross margin, are driven primarily by the cost of the material in its products, the cost of the labor to manufacture such products and the overhead expenses in its facilities. In recent years, the Company has focused on improving its gross margin by: (i) consolidating manufacturing operations; (ii) focusing its new product development efforts on lower-cost, easier to manufacture designs; (iii) controlling headcount and expenses in its manufacturing facilities; and (iv) gaining efficiencies and economies of scale in its material and component procurement activities.

   The Company's operating expenses are substantially impacted by marketing and selling activities and by research and development activities. Marketing and selling expenses are primarily driven by: (i) sales volume, with respect to sales force expenses and sales and commission expenses; (ii) the extent of market research activities for new product design efforts; (iii) advertising and trade show activities; and (iv) the number of new products launched in the period. In recent periods, the Company has increased its spending on research and development activities. This increase has resulted from the Company's October 1994 acquisition of its Wireless and Telecom businesses, which had a higher spending level than the Company's historical activities, and from a planned increase in spending to accelerate the timing of new product introductions. General and administrative expenses primarily include costs associated with the Company's administrative employees, facilities and functions. The Company incurs expenses in foreign countries primarily in the functional currencies of such locations. As a result of the Company's substantial international operations, the United States dollar amount of its expenses is impacted by changes in foreign currency exchange rates.

   In recent periods, the Company's results of operations have been significantly impacted by its October 1994 acquisition of its Wireless and Telecom businesses, the Company's efforts to improve the operating results of these businesses and by the rapid growth in sales and profitability of the Company's CATV product lines.

RESULTS OF OPERATIONS

   The following table sets forth selected financial information as a percentage of sales for the periods indicated:

                                                       THREE MONTHS      NINE MONTHS
                                                       ENDED JUNE 30,    ENDED JUNE 30,
                                                       --------------    --------------
                                                        1997     1996     1997     1996
                                                       -----    -----    -----    -----
        Sales                                          100.0%   100.0%   100.0%   100.0%
        Cost of goods sold                              44.9     47.2     46.7     48.4
                                                       -----    -----    -----    -----
        Gross margin                                    55.1     52.8     53.3     51.6
        Operating expenses                              62.5     39.9     45.9     39.1
                                                       -----    -----    -----    -----
        Operating income (loss)                         (7.4)    12.9      7.4     12.5
        Interest expense, net                           (1.6)    (0.3)    (0.7)    (0.5)
        Other non-operating income
         (expense), net                                 (0.7)    (0.5)    (0.7)    (0.4)
                                                       -----    -----    -----    -----
        Income (loss) before provision (credit)
         for income taxes                               (9.7)    12.1      6.0     11.6
        Provision (credit) for income taxes              3.1     (0.8)    (2.3)    (0.8)
                                                       -----    -----    -----    -----
        Net income (loss)                               (6.6)%   11.3%     3.7%    10.8%
                                                       -----    -----    -----    -----
                                                       -----    -----    -----    -----
        EBITDA (1)                                      14.3%    15.0%    15.4%    14.7%
                                                       -----    -----    -----    -----
                                                       -----    -----    -----    -----

------------

(1) EBITDA is operating income plus depreciation and amortization expense, stock option compensation related to recapitalization and provision for restructuring operations. While EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows, the Company has included EBITDA because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a Company's ability to service debt.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

   SALES. Sales in the three months ended June 30, 1997 decreased $1.7 million, or 4.5%, to $36.5 million from $38.2 million in the comparable fiscal 1996 period. This decrease was comprised of a decrease in sales to customers in the United States of $1.4 million, or 7.9%, and a decrease of $0.3 million, or 1.6%, in sales to international customers. The Company's sales to customers in the United States decreased primarily due to a decrease in sales to one large customer in the United States and due to pending transitions to certain new products which are being introduced late in fiscal 1997. Sales to international customers decreased primarily because changes in foreign exchange rates had an unfavorable impact on the United States dollar equivalent of such sales. The Company's sales to customers outside the United States increased to 55.8% in the three months ended June 30, 1997 from 54.2% in the comparable fiscal 1996 period. Sales of the Company's Communications Test products decreased $2.9 million, or 10.0%, from the comparable fiscal 1996 period as a result of decreases in domestic and international sales. Sales of Calibration Instruments products increased $1.1 million, or 17.7%, from the comparable fiscal 1996 period, due partially to changes in foreign exchange rates and partially to higher shipments in connection with a planned reduction in the backlog of this product line. Sales from repair, upgrade and calibration services during the three months ended June 30, 1997, increased $0.2 million, or 8.2%, from the comparable fiscal 1996 period.

   Within its Communications Test product lines, sales of the Company's Wireless products increased in the three months ended June 30, 1997 from the comparable fiscal 1996 period, while sales of the Company's CATV, Telecom, LAN and Test Tools products declined. The increase in Wireless product sales in the three months ended June 30, 1997 was due primarily to stronger sales of the Company's core Wireless products as compared to the comparable prior year period, partially offset by the impact of the devaluation of the Deutsche mark against the United States dollar. The Company's CATV product sales decreased during the three months ended June 30, 1997 compared to the comparable fiscal 1996 period primarily due to reduced sales to one large customer in the United States, which were substantially offset by increased sales to international customers. The Company's Telecom sales decreased during the three months ended June 30, 1997 as a result of reduced sales in France, including sales to one of the Company's largest Telecom customers. Telecom sales in the three months ended June 30, 1997 were also adversely affected by the devaluation in the French franc against the United States dollar. Decreases in sales of LAN and Test Tools products during the three months ended June 30, 1997 were primarily attributable to pending transitions to new or updated LAN and Test Tools products which are being introduced late in fiscal 1997. The Company's sales were also adversely impacted in the three months ended June 30, 1997 by the discontinuance of selected non-core Communications Test products.

   GROSS MARGIN. The Company's gross margin in the three months ended June 30, 1997 remained consistent with the comparable Fiscal 1996 period at $20.1 million. Gross margin as a percentage of sales increased to 55.1% in the three months ended June 30, 1997 from 52.8% in the three months ended June 30, 1996. The increase in the gross margin percentage during the three months ended June 30, 1997 resulted from increases in the gross margin percentages achieved in the Company's CATV, Wireless and Calibration Instruments product lines offset by reductions in the gross margin percentage achieved in its Telecom and LAN product lines. The Company has also experienced higher gross margin percentages in the three months ended June 30, 1997 as a result of a more favorable geographic mix and higher gross percentages achieved from its repair, upgrade and calibration services.

   OPERATING EXPENSES. Operating expenses in the three months ended June 30, 1997 increased $7.6 million, or 49.6%, to $22.8 million from $15.2 million in the comparable fiscal 1996 period. Operating expenses as a percentage of sales increased to 62.5% in three months ended June 30, 1997 from 39.9% in the three months ended June 30, 1996. The increase in operating expenses in the three months ended June 30, 1997 was due to a one-time charge of $7.1 million, or 19.4% of sales, for stock option compensation related to the Recapitalization Transactions and an increase in spending for research and development activities of $0.7 million, to 10.7% of sales in the three months ended June 30, 1997 from 8.5% of sales in three months ended June 30, 1996, in order to accelerate the timing of new product introductions. The increase in three months ended June 30, 1997 was also partially due to increased spending, as a percentage of sales, in marketing and selling activities to

25.6% from 24.1% in the three months ended June 30, 1996. These increases in the three months ended June 30, 1997 were partially offset by reduced spending in general and administrative activities of $0.2 million to 6.8% in the three months ended June 30, 1997 from 7.1% in the three months ended June 30, 1996.

   NON-OPERATING INCOME (EXPENSE). Non-operating expense, net, in the three months ended June 30, 1997 increased by $0.5 million over the comparable fiscal 1996 period to $0.8 million. The Company's net interest expense increased to $0.6 million during the three months ended June 30, 1997 from $0.1 million in the comparable fiscal 1996 period, reflecting additional interest expense due to the Notes and the New Credit Agreement.

   PROVISION FOR INCOME TAXES. The Company's effective tax rate in the three months ended June 30, 1997 was 38.0%. In the three months ended June 30, 1996, the Company's effective tax rate was only 6.7% due to the reduction of certain deferred tax asset valuation allowances in fiscal 1996 due to the realization of such deferred tax assets becoming more likely than not. At June 30, 1997, the deferred tax assets were $4.5 million.

   NET INCOME (LOSS). As a result of the above factors, net income (loss) was $(2.4) million in the three months ended June 30, 1997 as compared to $4.3 million in the three months ended June 30, 1996.

   EBITDA. EBITDA was $5.2 million in the three months ended June 30, 1997 as compared to $5.8 million in the three months ended June 30, 1996. EBITDA as a percentage of sales decreased to 14.3% in the three months ended June 30, 1997 from 15.0% in the three months ended June 30, 1996.

NINE MONTHS ENDED JUNE 30, 1997 COMPARED TO NINE MONTHS ENDED JUNE 30, 1996

   SALES. Sales in the nine months ended June 30, 1997 increased $3.5 million, or 3.1%, to $118.7 million from $115.2 million in the comparable fiscal 1996 period. This increase was due to an increase in sales to international customers of $5.3 million, or 7.7%, offset by a decrease of $1.7 million, or 3.7%, in sales to customers in the United States. The Company's sales to customers outside the United States increased to 62.2% in the nine months ended June 30, 1997 from 59.5% in the comparable fiscal 1996 period. Changes in foreign exchange rates had an unfavorable impact on the United States dollar equivalent of international sales in the nine months ended June 30, 1997. Sales of the Company's Communications Test products increased $1.0 million, or 1.1%, from the comparable fiscal 1996 period primarily as a result of an increase in international sales partially offset by reduced domestic sales. Sales of Calibration Instruments products increased $2.5 million, or 14.2%, from the comparable fiscal 1996 period, due partially to changes in foreign exchange rates and partially to higher shipments in connection with a planned reduction in the backlog of this product line. Sales from repair, upgrade and calibration services remained relatively constant during the nine months ended June 30, 1997, increasing $0.1 million, or 0.8%, from the comparable fiscal 1996 period.

   Within its Communications Test product lines, sales of the Company's CATV and Wireless products increased in the nine months ended June 30, 1997 from the comparable fiscal 1996 period, while sales of the Company's Telecom, LAN and Test Tools products declined. The growth in CATV sales in the first nine months of fiscal 1997 can be substantially attributed to the Company's continued penetration of international markets as it continues to benefit from the increasing international investment in CATV infrastructure. The increase in Wireless product sales in the first nine months of fiscal 1997 is due primarily to the shipment of a large order to a customer in Korea, offset by the impact of the devaluation of the Deutsche mark against the United States dollar. The Company's Telecom sales decreased during the first nine months of fiscal 1997 as a result of reduced sales in France, including sales to one of the Company's largest Telecom customers. Telecom sales in the first nine months of fiscal 1997 were also adversely affected by the devaluation in the French franc against the United States dollar. Decreases in sales of LAN and Test Tools products during the first nine months of fiscal 1997 were primarily attributable to pending transitions to new or updated LAN and Test Tools products which are being introduced in fiscal 1997. The Company's sales were also adversely impacted in the first nine months of fiscal 1997 by the discontinuance of selected non-core Communications Test products.

   GROSS MARGIN. The Company's gross margin in the nine months ended June 30, 1997 increased $3.8 million, or 6.4%, to $63.2 million from $59.4 million in the first nine months of fiscal 1996. Gross margin as a percentage of sales increased to 53.3% in the first nine months of fiscal 1997 from 51.6% in the first nine months of fiscal 1996. The increase in the gross margin percentage during the first nine months of fiscal 1997 results from a higher proportion of the Company's sales coming from its higher margin CATV products, offset by reductions in the gross margin percentage achieved in its Wireless, Telecom and Calibration Instruments product lines. The Company has also experienced higher gross margin percentages in the first nine months of fiscal 1997 as a result of a more favorable geographic mix. The decline in Wireless gross margin percentages in the first nine months of fiscal 1997 is due primarily to a large sale of a non-core product to a customer in Korea on which a lower than average gross margin percentage was achieved.

   OPERATING EXPENSES. Operating expenses in the nine months ended June 30, 1997 increased $9.4 million, or 20.9%, to $54.5 million from $45.1 million in the comparable fiscal 1996 period. Operating expenses as a percentage of sales increased to 45.9% in the first nine months of fiscal 1997 from 39.1% in the first nine months of fiscal 1996. The increase in operating expenses in the first nine months of fiscal 1997 was due to a one-time charge of $7.1 million, or 5.9% of sales, for stock option compensation related to the Recapitalization Transactions and an increase in spending for research and development activities of $2.2 million, to 9.8% of sales in the first nine months of fiscal 1997 from 8.2% of sales in the first nine months of fiscal 1996, in order to accelerate the timing of new product introductions. The increase in the first nine months of fiscal 1997 was also partially due to increased spending, as a percentage of sales, in marketing and selling activities to 23.5% in the first nine months of fiscal 1997 from 23.3% in the first nine months of fiscal 1996. These increases in the first nine months of fiscal 1997 were partially offset by reduced spending in general and administrative activities of $0.8 million to 6.6% in the first nine months of fiscal 1997 from 7.5% in the first nine months of fiscal 1996, reflecting the Company's ability to spread certain fixed expenses over a higher sales volume.

   NON-OPERATING INCOME (EXPENSE). Non-operating expense, net, in the nine months ended June 30, 1997 increased by $0.6 million over the comparable fiscal 1996 period to $1.6 million. The Company's net interest expense increased to $0.7 million during the nine months ended June 30, 1997 from $0.5 million in the comparable fiscal 1996 period, reflecting additional interest expense due to the Notes and the New Credit Agreement. In addition, in the nine months ended June 30, 1997, the Company's exchange losses from foreign currency transactions, included in the "Other, net" caption in the Company's consolidated statements of income, increased by $0.5 million over the comparable fiscal 1996 period.

   PROVISION FOR INCOME TAXES. The Company's effective tax rate in the nine months ended June 30, 1997 was 38.0%. In the nine months ended June 30, 1996, the Company's effective tax rate was only 6.7% due to the reduction of certain deferred tax asset valuation allowances due to the realization of such deferred tax assets becoming more likely than not. At June 30, 1997, the deferred tax assets were $4.5 million.

   NET INCOME. As a result of the above factors, net income was $4.5 million in the nine months ended June 30, 1997 as compared to $12.4 million in the nine months ended June 30, 1996.

   EBITDA. EBITDA was $18.3 million in the nine months ended June 30, 1997 as compared to $17.0 million in the nine months ended June 30, 1996. EBITDA as a percentage of sales increased to 15.4% in the first nine months of fiscal 1997 from 14.7% in the first nine months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash flow from operating activities was $14.1 million (excluding a one-time charge of $7.1 million for stock option compensation related to the Recapitalization Transactions) for the nine months ended June 30, 1997. The Company had cash, cash equivalents and short-term investments at June 30, 1997 of $7.1 million. The Company invests its excess cash in money market funds and U.S. Treasury obligations. Historically the Company has funded its business through operating cash flow, has not relied on sales of equity to provide cash and has used short-term debt primarily for cash management purposes. The Company's European subsidiaries had borrowings outstanding under their existing credit agreements (the "Existing Credit Agreements") of $3.4 million at June 30, 1997 for funding short-term working capital requirements, and the Company had additional obligations outstanding totalling approximately $2.1 million in the form of letters of credit and bank guarantees. As of June 30, 1997, the Company had outstanding an unsecured note of approximately $0.9 million issued in the October 1994 acquisition of the Company's Telecom business and a financing obligation of $4.1 million recorded in connection with the sale and leaseback of the Company's facilities in Indianapolis, Indiana.

   The Company's primary cash needs have been for the funding of working capital requirements (primarily inventory) and capital expenditures. The Company made capital expenditures of $4.8 million for the nine months ended June 30, 1997 and expects its capital expenditures to increase to approximately $6.0 million in fiscal 1997, which would represent a higher than average percentage of sales as compared to historical levels. These higher than average expenditures primarily reflect the Company's continued investment in new management information systems and manufacturing equipment.

   As part of the Recapitalization Transactions, the Company entered into the New Credit Agreement with Fleet National Bank, DLJ Capital Funding, Inc. and various other lenders providing for a term loan facility of $25.0 million and a revolving credit facility providing for borrowings up to $20.0 million, of which the Company borrowed all $25.0 million of the term loan facility and none of the revolving credit facility to complete the Recapitalization Transactions. In connection with entering into the New Credit Agreement, the Company terminated $4.0 million of availability under its Existing Credit Agreements, leaving borrowing availability of approximately $10.5 million at its Foreign Subsidiaries. The Company believes that its cash flow from operations, combined with the remaining available borrowings under the Existing and New Credit Agreements will be sufficient to fund its debt service obligations, including its obligations under the Notes, and working capital requirements, as well as implement its growth strategy.

FOREIGN OPERATIONS

   As discussed above, a significant portion of the Company's sales and expenses are denominated in currencies other than the United States dollar. In order to maintain access to such foreign currencies, the Company's subsidiaries in the United Kingdom, France and Germany have credit facilities providing for borrowings in British pounds, French francs and Deutsche marks, respectively. The revolving credit facility under the New Credit Agreement provides for up to an aggregate of $7.5 million of borrowings in British pounds, French francs and Deutsche marks. Adjustments made in translating the balance sheet accounts of the Foreign Subsidiaries from their respective functional currencies at appropriate exchange rates are included as a separate component of stockholders' equity. In addition, the Company periodically uses forward exchange contracts to hedge certain known foreign exchange exposures. Gains or losses from such contracts are includedin the Company's statements of income to offset gains and losses from the underlying foreign currency transactions.

   The Indenture and the New Credit Agreement permit the Company and its subsidiaries to make investments in, and intercompany loans to, the Foreign Subsidiaries. Payments to the Company or its other subsidiaries by such Foreign Subsidiaries, including the payment of dividends, redemption of capital stock or repayment of such intercompany loans, may be restricted by the credit agreements of the Foreign Subsidiaries. All intercompany loans from the Company to the Foreign Subsidiaries are pledged to the lenders under the New Credit Agreement.

PERIODIC FLUCTUATIONS

   A variety of factors may cause period-to-period fluctuations in the operating results of the Company. Such factors include, but are not limited to, product mix, European summer holidays and other seasonal influences, competitive pricing pressures, materials costs, currency fluctuations, revenues and expenses related to new products and enhancements of existing products, as well as delays in customer purchases in anticipation of the introduction of new products or product enhancements by the Company or its competitors. The majority of the Company's revenues in each quarter results from orders received in that quarter. As a result, the Company establishes its production, inventory and operating expenditure levels based on anticipated revenue levels. Thus, if sales do not occur when expected, expenditures levels could be disproportionately high and operating results for that quarter, and potentially future quarters, would be adversely affected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   In the ordinary course of its business, the Company from time to time is subject to legal claims. The Company does not believe that the likely outcome of any such claims or related lawsuits would have a material adverse effect on the Company or its ability to develop new products.

ITEM 2. CHANGES IN SECURITIES

   On June 11, 1997, the Company completed the following transactions (the Recapitalization Transactions): (i) the Company sold an aggregate of 2,428,470 shares of its Common Stock, representing 49.7% of the Common Stock outstanding following the Recapitalization Transactions, to DLJ Merchant Banking Partners II, L.P. and its affiliates and Green Equity Investors II, L.P. and its affiliates for an aggregate purchase price of $43.5 million;
(ii) the Company issued $85 million aggregate principal amount of 10 1/8% Senior Subordinated Notes maturing June 15, 2007; (iii) the Company incurred indebtedness of $25 million under a five year and six month term loan facility and entered into a five year and six month revolving credit facility providing for borrowings of up to $20 million; and (iv) the Company repurchased an aggregate of 8,513,610 shares of Common Stock from existing stockholders for an aggregate of $152.5 million. Such existing stockholders retained 50.3% of the shares of Common Stock outstanding following the Recapitalization Transactions.

   Prior to June 11, 1997, the Company had two classes of common stock outstanding - Common Stock and Class B Common Stock. In connection with the Recapitalization Transactions, all shares of Class B Common Stock were repurchased by the Company and the Company's Certificate of Incorporation was amended to eliminate the Class B Common Stock. The Company's Certificate of Incorporation was also amended effective June 11, 1997 to effect a ten-for-one stock split of its common stock, which was authorized by the Company's Board of Directors on May 30, 1997. All preceding share and per share amounts have been restated to retroactively reflect the stock split.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   By written consent dated May 30, 1997, shareholders of the Company holding a majority of the voting power of the common stock of the Company, approved the Recapitalization Transactions, which are briefly described in Item 2 herein.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS
      12.1 Schedule Re:  Computation of Ratio of Earnings to Fixed Charges
      27.1 Financial Data Schedule

  (b) Reports on Form 8-K
      None.

                                      SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: AUGUST 14, 1997                             WAVETEK CORPORATION
                                                         (Registrant)




                                                   /s/VICKIE L. CAPPS
                                                   ------------------
                                                     Vickie L. Capps
                                                Chief Financial Officer