Form 10-K
period 1997-09-30
WAVETEK CORP
filed 1997-12-23
CIK 1043015

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-K
  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 For the fiscal year ended September 30, 1997.

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the transition period from _____ to _____.

                           Commission file number 333-32195
                                 WAVETEK CORPORATION
                (Exact name of registrant as specified in its charter)


            DELAWARE                                    33-0457664
            --------                                    ----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)




    11995 EL CAMINO REAL, SUITE 301
    SAN DIEGO, CALIFORNIA                                 92130
    ---------------------                                 -----
    (Address of Principal Executive Offices)            (Zip Code)


                                    (619) 793-2300
                                    --------------
                  Registrant's Telephone Number, Including Area Code

Securities registered pursuant to
   Section 12(b) of the Act:
      Title of each class:           Name of each exchange on which registered:
         Not applicable.                           Not applicable.
--------------------------------------------------------------------------------


    Securities pursuant to section 12(g) of the Act:
                      10 1/8% Senior Subordinated Notes Due 2007
                 ----------------------------------------------------
                                   (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes   X   No      .
                                                      -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 22, 1997.
NOT APPLICABLE.

The number of shares outstanding of the issuer's classes of common stock as of December 22, 1997.
As of December 22, 1997, issuer had only one class of common stock, of which there were 4,884,860 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I

ITEM 1.  BUSINESS

GENERAL

    Wavetek Corporation (the "Company" or "Wavetek") was founded in San Diego in 1962 and completed its initial public offering in 1972. In June 1991, Wavetek was acquired by an investment group led by Terence J. Gooding ("Gooding") and reorganized under a new management team, with Gooding as Chairman and Chief Executive Officer. The Company has been privately held since that time. The Company is a Delaware corporation. The Company's executive offices are located at 11995 El Camino Real, Suite 301, San Diego, California 92130 and its telephone number is (619) 793-2300.

    Wavetek is a leading global designer, manufactures and distributor of a broad range of electronic test instruments, with a primary focus on application-specific instruments used for testing voice, video and data communications equipment and networks ("Communications Test"). The Company also designs, manufactures and distributes precision instruments to calibrate and test electronic equipment ("Calibration Instruments") and provides repair, upgrade and calibration services for its products on a worldwide basis ("Service"). The Company has increased sales from $58.1 million in fiscal 1992 to $155.3 million in fiscal 1997 and EBITDA (as defined) from $3.8 million in fiscal 1992 to $24.0 million in fiscal 1997 by increasing its penetration of existing markets and by entering additional markets through introductions of new products and acquisitions. Wavetek's fiscal 1997 net income was $6.1 million after giving effect to a one-time charge of $4.3 million, net of tax, for stock option compensation related to the Recapitalization Transactions (as defined herein). As of September 30, 1997, the Company had a total stockholders' deficit of $71.6 million.

    The Company's Communications Test products, which accounted for 75% of the Company's fiscal 1997 sales, serve the cable television ("CATV"), wireless communications ("Wireless"), telecommunications ("Telecom"), local area network ("LAN") and general purpose hand-held electronic test tools ("Test Tools") segments of the test instrument industry. The primary end users for the Company's Communications Test products are service, installation and maintenance personnel of CATV operators, wireless communications companies, telecommunications companies and data communications equipment installers. The Company's CATV products are used by CATV operators to diagnose and monitor CATV systems, test cable for signal quality and leakage and ensure the proper installation of new services such as cable modems. The Company's Wireless products are used by wireless operators, equipment manufacturers and retailers to test mobile phones during production, repair, or at the point-of-sale and by wireless operators to test base stations. The Company's Telecom products are used by telecommunications companies to install and maintain fiber optic cable. The Company's LAN products are used by LAN installation and service professionals to test LAN cables and connectors ("physical layer"). The Company's Test Tools products, primarily hand-held digital multimeters ("DMMs"), are used to test a wide variety of electronic and electrical equipment. The Company has strong competitive positions in its target markets and believes it is the worldwide market leader in the manufacture of CATV test equipment, the second largest supplier of hand-held DMMs and one of the five largest manufacturers of Wireless and physical layer LAN test equipment.

    The Company's Calibration Instruments products, which accounted for 17% of the Company's fiscal 1997 sales, are used in metrology, engineering and manufacturing environments worldwide to calibrate electronic equipment and certify compliance with international standards. The Company believes it is the second largest global manufacturer of products used for: (i) calibrating and verifying the accuracy of voltage measuring equipment ("Calibration Sources") and (ii) transferring the accuracy of voltage measurements from national standards laboratories to industry calibration laboratories ("Transfer Standards"). The Company's Calibration Instruments products also include high precision DMMs ("Precision DMMs"). The Company successfully competes in this market based on its technical expertise, relationships with national laboratories and product reputation.

    The Company's Service business, which accounted for 8% of the Company's fiscal 1997 sales, provides repair, upgrade and calibration services for the Company's products through eight Wavetek service centers worldwide and an international network of independent representatives.

    Wavetek has global design, manufacturing, marketing and distribution capabilities through facilities located in the United States, the United Kingdom, France and Germany. The Company is committed to providing high quality manufacturing and has received or is in the process of receiving ISO 9000 certification for each of its manufacturing facilities. In addition, Wavetek supports its broad international base of over 5,000 customers with regional sales offices in San Diego, Indianapolis, Norwich, Munich, Paris, Vienna, Singapore, Hong Kong, Beijing and Shanghai. The Company's products are sold through direct sales teams in the United States, the United Kingdom, France and Germany and a global network of over 250 distributors and independent representatives.

THE RECAPITALIZATION TRANSACTIONS AND EXCHANGE OFFER

    On June 11, 1997, the Company completed the following transactions (the "Recapitalization Transactions"): (i) the Company sold an aggregate of 2,428,470 shares of its Common Stock, representing 49.7% of the Common Stock outstanding following the Recapitalization Transactions, to DLJ Merchant Banking Partners II, L.P. and its affiliates and Green Equity Investors II, L.P. and its affiliates for an aggregate purchase price of $43.5 million, less related costs of $651,000 (the "New Equity Investment"); (ii) the Company issued $85 million aggregate principal amount of 10 1/8% Senior Subordinated Notes maturing June 15, 2007 (the "Notes"); (iii) the Company incurred indebtedness of $25 million under a five-year and six-month term loan facility and entered into a five-year and six-month revolving credit facility providing for borrowings of up to $20 million (the "New Credit Agreement"); (iv) the Company incurred aggregate debt issuance costs of $4.4 million in connection with the issuance of the Notes and with entering the New Credit Agreement; (v) the Company used the net proceeds from the New Equity Investment, the issuance of the Notes and the New Credit Agreement to repurchase an aggregate of 8,513,610 shares of Common Stock from existing stockholders for an aggregate of $152.5 million and to make cash payments upon surrender of stock options by employees in an aggregate amount of $7.1 million. Such existing stockholders retained 50.3% of the shares of Common Stock outstanding following the Recapitalization Transactions.

    On October 29, 1997, the Company consummated a registered exchange offer with respect to $80 million in principal amount of the Notes.

BUSINESS STRATEGY

    Wavetek believes that it has achieved its strong position in the Communications Test and Calibration Instruments market segments by identifying changing industry trends and customer needs, and by successfully introducing high-quality, cost-effective, application-specific products to meet such needs on a timely basis. The Company's business strategy is to further enhance its strong position in these markets and to continue to increase sales and EBITDA through the following key initiatives:

    - FOCUS ON THE LARGE, RAPIDLY GROWING COMMUNICATIONS TEST SEGMENT. The Company generated 75% of its fiscal 1997 sales from Communications Test products and intends to continue to focus on this segment of the test instrument industry. Prime Data expects sales in the Communications Test market to grow at approximately 10% per annum from approximately $2.5 billion in 1996 to approximately $4.0 billion in 2001. The Company believes that the drivers of this growth include: (i) rapidly changing communications technology; (ii) growing demand for personal communications services (including mobile phones, interactive CATV and internet access); and (iii) increasing worldwide investment to build or upgrade data and communications infrastructure. Wavetek intends to capitalize on this large, rapidly growing market segment through its broad Communications Test product portfolio, extensive international presence and strong market positions in CATV, Wireless and LAN.

    - DEVELOP APPLICATION-SPECIFIC PRODUCTS FOR TARGET MARKETS ON A TIMELY BASIS. Wavetek's product development strategy is to: (i) focus on application-specific products that are responsive to customer needs;
        (ii) minimize development time in order to address rapidly changing technology; and (iii) leverage design efforts by generating multiple product line extensions from existing product platforms. Wavetek has a history of successful new product introductions, including twelve new products in fiscal 1997 and eight new products in fiscal 1996.

    - MEET DEMAND FOR ENHANCED PORTABLE TEST INSTRUMENTS. The Company generated over 70% of its fiscal 1997 sales from portable field service and maintenance equipment and intends to continue to focus on these types of products. The increasing complexity of communications technology is creating demand for field test equipment that incorporates enhanced measurement performance. Furthermore, service, installation and maintenance personnel are demanding smaller, more portable products that enable them to service systems and equipment in the field rather than at a service facility. As a result of its product design, manufacturing and distribution strengths in portable test instruments, the Company believes it will continue to benefit from these demand trends.

    - LEVERAGE INTERNATIONAL OPERATIONS AND DISTRIBUTION. The Company believes that international capital investment in communications infrastructure has provided and will continue to provide growth in the worldwide Communications Test market. Wavetek believes it is well-positioned to capitalize on this growth with its substantial international operations that include: (i) three foreign manufacturing facilities; (ii) established international sales and distribution channels; and (iii) approximately 420 employees located outside of the United States. The Company generated 61% of its fiscal 1997 sales from customers outside the United States and believes its international operations should enable it to gain market share in existing international markets and successfully enter new markets, particularly in the Asia-Pacific, Eastern Europe and South America regions. Additionally, the Company believes that its strategic alliance formed in 1996 with Yokogawa Electric Corporation ("Yokogawa"), a leading Japanese process control and test and measurement company, coupled with the development of new products tailored for the Japanese market, will increase the Company's sales in Japan.

    - ENHANCE PROFITABILITY THROUGH CONTINUED IMPROVEMENT IN ITS WIRELESS AND TELECOM BUSINESSES. Wavetek has taken measures to improve the operations of its Wireless and Telecom businesses acquired in October 1994, including: (i) introducing new products with higher gross margins; (ii) rationalizing old, low margin businesses and products;
        (iii) reducing headcount; (iv) hiring new management; and (v) reducing marketing and selling expenses as a percentage of sales. As a result of these ongoing efforts, the Company has significantly improved the operating results of these acquired businesses. As new products with higher margins continue to replace older products, and as the Company makes additional cost improvements in its European manufacturing operations, the Company expects results from these businesses to continue to improve.

BUSINESS

    Within the test instrument industry, Wavetek has a primary focus on Communications Test instruments. The Company also manufactures Calibration Instruments and provides repair, upgrade and calibration services for its products on a worldwide basis. The Company's Communications Test, Calibration Instruments and Service businesses accounted for 75%, 17% and 8%, respectively, of the Company's fiscal 1997 sales.

    COMMUNICATIONS TEST

    The Company's Communications Test business, which accounted for 75% of the Company's fiscal 1997 sales, consists of CATV, Wireless, Telecom, LAN and Test Tools.

    CATV. The Company is the global leader in developing and manufacturing test equipment used for commissioning new and maintaining existing CATV networks. Major products include: sweep systems, signal level meters, leakage meters, monitoring systems and related software. These products allow CATV operators to test and monitor the quality of signals transmitted over a CATV network. The Company believes that the development and deployment by CATV operators of advanced services, including two-way data paths to provide telephony or internet services, has created new product opportunities for Wavetek. For example, Wavetek's close customer relationships gave the Company early indication of the need for return path testing capability. Wavetek used this information to create an extension to Wavetek's successful Stealth product line to assist CATV technicians in the installation and servicing of the return path of CATV networks. The Stealth line of products consists of a broad range of sweep systems and related software products, the aggregate of which accounted for approximately 16% of the Company's fiscal 1997 sales orders.

    One of the primary technical problems facing two-way CATV networks is interference (noise) on the return path. If the return path is not securely installed with tight connectors and well-maintained cable, noise from external sources such as computers, home appliances and motors can enter the CATV system, be amplified and interfere with data on the return path. In order to reduce the time and difficulty in locating the source of noise, Wavetek has developed a family of leakage meters, including the CLI 1750, that assists installers in detecting leaks in CATV networks.

    Significant CATV customers of the Company include Continental Cablevision, Inc., Deutsche Telekom A.G., Tele-Communications, Inc. ("TCI") and Time Warner Cable. The Company's CATV business is headquartered in Indianapolis, Indiana.

    The following table lists selected CATV product offerings of the Company:


                                                                                                      APPROXIMATE
                                                                                                       U.S. PRICE
PRODUCT NAME                         DESCRIPTION                            PRIMARY CUSTOMER             POINT
---------------  ------------------------------------------------------   ----------------------   ------------------
MicroStealth     Hand-held unit which tests signal quality at multiple    CATV service                  $  1,200
                 points in a CATV network                                 technicians and
                                                                          installers

SAM 4040         Hand-held, broadband communication service monitor       CATV service                  $  2,500
                 which performs CATV network maintenance                  technicians and
                                                                          installers

CLI 1750         Tests for interfering signals in a CATV network          CATV service                  $  2,000
                                                                          technicians and
                                                                          installers

Stealth          Flexible, portable instrument for testing specific       CATV service                  $  3,600
                 segments of a CATV network                               technicians and
                                                                          installers

3SM              Monitors and controls signal parameters of up to 200     Network operations and        $  4,300
                 remote head ends or hub sites                            reliability managers

Benchmark 1175   Versatile sweep/scalar analyzer used to test for sweep   Radio frequency ("RF")        $ 10,000
                 response, transmission loss or gain                      amplifier manufacturers,
                                                                          service and repair
                                                                          facilities



    WIRELESS. The Company's Wireless business, acquired from Schlumberger in October 1994, is one of the world's five largest manufacturers of test instruments for mobile phone and base station testing and service. Wavetek manufactures instruments to test most analog and digital formats including Groupe Speciale Mobile ("GSM"), Time Division Multiple Access ("TDMA") and Code Division Multiple Access ("CDMA") in both standard and PCS bands. The Company's products are used during the manufacturing process, at service facilities and at the point-of-sale. Wavetek's point-of-sale application-specific product for the Wireless market, the 4100 GSM Tester, was designed to address the increasing demand for testing in the GSM market. The shift in phone repair from local repair shops or retail stores to high volume service facilities, combined with the high cost to process, ship and test a phone at a service facility, is creating a need for "go/no-go" testing at retail sites to minimize the number of properly functioning phones that are mistakenly returned to the manufacturer for repair. The 4100 GSM Tester family provides accurate "go/no-go" testing at a price point approximately one-third of the price of traditional service testers, allowing economical sorting of phones at the point-of-sale. Wavetek was able to bring the 4100 GSM Tester family to market quickly, due in part to the application of technology from its LAN products and existing wireless products.

    Wavetek's 3600D CDMA Tester provides application-specific, low cost service capability on cellular or PCS phones that use CDMA technology. In the early phase of the deployment of a new phone technology, phones must be thoroughly tested prior to delivery to customers, as well as during repair. This testing can be performed with manufacturing-oriented test instruments ranging in price from $50,000-$60,000. However, as new phones are shipped in higher volumes, a more economical, easier to use tester is desired. The 3600D CDMA Tester is a lower cost (approximately $28,000) solution for phone commissioning and repair.

    Significant Wireless customers of the Company include AT&T and Ericsson. The Company's Wireless business is headquartered in Munich, Germany, with additional engineering and marketing teams in Indianapolis, Indiana.

    The following table lists selected Wireless product offerings of the
Company:


                                                                                                                     APPROXIMATE
                                                                                                                      U.S. PRICE
PRODUCT NAME                                   DESCRIPTION                              PRIMARY CUSTOMER                POINT
--------------------   -----------------------------------------------------------  ---------------------------   ------------------
4032 (MS)              Benchtop tester for analog and digital cellular or PCS       Phone manufacturers,               $27,000
                       phones                                                       carriers, repair
                                                                                    organizations

4032 (BTS)             Portable tester for cellular base stations in commissioning  Manufacturers of base              $34,000
                       and maintenance                                              stations, carriers

3600D CDMA Tester      Benchtop tester for analog and digital cellular or PCS       Phone manufacturers,               $28,000
                       phones                                                       carriers, repair
                                                                                    organizations

4015                   Benchtop tester for many types of analog radios              Service shops,                     $14,000
                                                                                    governments, aircraft
                                                                                    workshops

4100 GSM Tester        Hand-held, point-of-sale tester for cellular or PCS phones   Phone manufacturers,               $ 6,000
                                                                                    carriers, retail outlets


    TELECOM. The Company's Telecom business, also acquired from Schlumberger in October 1994, designs and manufactures test instruments, systems and software used for the installation, maintenance and monitoring of fiber optic cable. The Company serves this market with both mainframe and portable optical time domain reflectometers ("OTDRs"), remote fiber test systems ("RFTS"), light sources, optical power meters and various other products. As Telecom operators install more passive optical networks ("PONs") and provide fiber to the home ("FTTH"), demand has increased for more versatile OTDRs. Wavetek's new MTS-5000 OTDR family responds to this trend by offering a modular product that allows installers to have specialized high resolution modules for PONs and FTTH networks, in addition to high performance modules for long distance links. With this family of products Wavetek combined the high performance optical knowledge of its OTDR design team with the low cost design expertise of its CATV engineering group, resulting in a product that offers high performance features at a competitive cost. Wavetek intends to add multi-mode modules used for LAN fiber measurements to its OTDR family during 1998.

    Significant Telecom customers of the Company include France Telecom, Russia Telecom and Siemens A.G. The Company's Telecom business is headquartered in St. Etienne, France.

    The following table lists selected Telecom product offerings of the Company:



                                                                                                                     APPROXIMATE
                                                                                                                      U.S. PRICE
PRODUCT NAME                                    DESCRIPTION                                PRIMARY CUSTOMER             POINT
--------------------    -----------------------------------------------------------  --------------------------   ------------------
Flash Mini OTDR         Hand-held, portable tester of fiber optic networks           Telecom operators, LAN             $12,000
                                                                                     fiber installers,
                                                                                     utilities, private networks

MTS-5000 OTDR           Modular portable OTDR, next generation platform              Telecom operators, CATV            $12,000
                                                                                     operators, LAN fiber
                                                                                     installers

Helios                  Mainframe, high performance OTDR, measures and               Telecom operators, fiber           $26,000
                        characterizes fiber optic networks                           manufacturers, utilities,
                                                                                     private networks

Atlas                   Fiber optic network monitoring (construction and             Telecom operators,                 $50,000
                        maintenance)                                                 utilities, private networks



    LAN. The Company acquired its LAN business as part of the Beckman acquisition in October 1992, and the Company is now one of the five largest global manufacturers of physical layer LAN test equipment. LAN testing products include diagnostic instruments used to certify and verify the integrity of the LAN physical layer. The Company's products are used by third party cable installers, value added resellers of network equipment and management information systems managers to verify the quality of cable installation. The Company has developed its LT-8000 family of LAN cable testers to measure the next generation of LAN cable rated to 650 MHz bandwidth, compared to the current 100 MHz standard. The Company was able to design the LT-8000, a cost effective, high performance unit, by combining its expertise in high speed oscilloscope calibration from its Calibration Instruments business with expertise in RF technology from its CATV business.

    Significant LAN customers of the Company include distributors such as Anixter International, Inc. and Graybar Electric Company, Inc. The Company's LAN business is headquartered in San Diego, California.

    The following table lists selected LAN product offerings of the Company:



                                                                                                                    APPROXIMATE
                                                                                                                     U.S. PRICE
PRODUCT NAME                                 DESCRIPTION                                 PRIMARY CUSTOMER              POINT
------------------  -------------------------------------------------------------   --------------------------   ------------------
LANTEKPRO-Register  Hand-held, portable unit used to certify and troubleshoot LAN   LAN technicians, network           $4,600
ed Trademark- XL    cable installation                                              managers

LT-8000             Hand-held, portable unit used to certify and troubleshoot LAN   LAN technicians, network       $2,000-$6,000
                    cable installation. Supports emerging 350 and 650 MHz LAN       managers
                    cable technologies


    TEST TOOLS. The Company's Test Tools business, also acquired as part of the Beckman acquisition, develops and distributes portable measurement instruments that are used to measure and service a broad range of electrical and electronic equipment including wiring, appliances, computer equipment and consumer electronics. The Company's Test Tools products are used by the electronic and electro-mechanical installation, maintenance and service industries. Hand-held DMMs are the primary instrument in this segment and range from hobbyist products to tools for professional electrical and electronic technicians. The Company is the second largest supplier of hand-held DMMs. Wavetek believes that its shipments of over

100,000 hand-held DMMs per year worldwide increase the Company's overall visibility in the test instruments industry. The Company also believes that the Test Tools business complements its other Communications Test businesses by providing a distribution channel for certain of its LAN products and potential new low cost Communications Test products.

    Significant Test Tools customers of the Company include Newark Electronics and W. W. Grainger. The Company's Test Tools business is headquartered in San Diego, California.

    The following table lists selected Test Tools product offerings of the
Company:




                                                                                                                     APPROXIMATE
                                                                                                                      U.S. PRICE
PRODUCT NAME                                   DESCRIPTION                               PRIMARY CUSTOMER               POINT
---------------------  ----------------------------------------------------------   ---------------------------   -----------------
Hand-held DMMs         Portable, field troubleshooting of electronic and            Electronics repair                 $20-$350
                       electrical circuits                                          personnel, electricians,
                                                                                    electronics engineers,
                                                                                    industrial plant
                                                                                    servicers, home/hobbyist

Clamp-on Multimeters   Verify and test electrical circuits                          Electricians, electrical          $100-$300
                                                                                    repair personnel, wiring
                                                                                    installers, industrial
                                                                                    plant service personnel

Component Checkers     Verify quality and sorting of electronic parts               Electronic technicians and         $70-$180
                                                                                    quality control
                                                                                    departments of electronic
                                                                                    manufacturers


    CALIBRATION INSTRUMENTS

    The Company's Calibration Instruments products, which accounted for 17% of the Company's fiscal 1997 sales, are used in metrology, engineering and manufacturing environments worldwide to calibrate electronic equipment and certify compliance with international standards. The Company believes it is the second largest global manufacturer of Calibration Sources and Transfer Standards. The Company also produces Precision DMMs. The Company believes that it successfully competes in the Calibration Instruments market by capitalizing on its technical expertise, relationships with national laboratories and product reputation. Wavetek has recognized the needs of an increasing number of companies to calibrate their test equipment, including oscilloscopes and DMMs, in order to comply with international quality standards such as ISO 9000. In response to such customer needs, Wavetek repackaged its high precision calibration technology into more application-specific instruments, such as its 9100 Multi-function Calibrator and 9500 Oscilloscope Calibrator, replacing expensive, manually operated equipment, with small, accurate, automated test solutions.

    Significant Calibration Instruments customers of the Company include Northrop Grumman Corporation, Tektronix, Inc. and the U.S. Army and Navy. The Company's Calibration Instruments business is headquartered in Norwich, England.

    The following table lists selected Calibration Instruments product offerings of the Company:



                                                                                                                     APPROXIMATE
                                                                                                                      U.S. PRICE
PRODUCT NAME                                DESCRIPTION                                 PRIMARY CUSTOMER                POINT
-------------------  ----------------------------------------------------------  --------------------------------  ----------------
1271/81 Precision    Provides accurate measurement of voltage and current up     Military forces, aerospace            $10,000
DMM                  to 8 1/2  digits                                            contractors, government
                                                                                 institutes, automated test
                                                                                 equipment manufacturers,
                                                                                 calibration/service repair
                                                                                 providers, national
                                                                                 laboratories

4800/4808            Calibrates Precision DMMs up to 8 1/2  digits               Calibration/service repair        $20,000-$34,000
Calibration Source                                                               providers, national
                                                                                 laboratories

9100 Multi-function  Universal calibrator for general purpose analog and         Calibration/service repair            $14,000
Calibrator           digital test equipment certification to ISO 9000            providers, ISO-accredited
                     standards                                                   industries, oscilloscope
                                                                                 manufacturers

9500 Oscilloscope    Calibrates oscilloscopes up to 1GHz                         Calibration/service, repair           $32,000
Calibrator                                                                       providers, ISO-accredited
                                                                                 industries, oscilloscope
                                                                                 manufacturers, national
                                                                                 laboratories


    SERVICE

    Wavetek's Service business, which accounted for 8% of the Company's fiscal 1997 sales, provides repair, upgrade and calibration services for the Company's products through eight Wavetek service centers and a network of independent representatives worldwide. The Company believes that opportunities exist to expand this business, and is in the process of developing a comprehensive worldwide customer care plan ("Care Plan") for its customers. The Care Plan program offers customers the opportunity to extend their standard warranty by one or two years and add a package of various service and calibration options for various fees paid at the time of purchase.

CUSTOMERS

    The Company has a broad international base of over 5,000 customers operating in a wide range of industries. The primary end users for the Company's Communications Test products are service, installation and maintenance personnel of CATV operators, wireless communications companies, telecommunications companies and data communications equipment installers. Significant customers of the Company's Communications Test business include AT&T, Continental Cablevision, Inc., Deutsche Telekom A.G., Ericsson, France Telecom, Russia Telecom, Siemens A.G., TCI and Time Warner Cable. The Company's Calibration Instruments products are used primarily by service and quality personnel in metrology, engineering and manufacturing environments in a wide variety of industries. Significant Calibration Instruments customers include Northrop Grumman Corporation, Tektronix, Inc. and the U.S. Army and Navy. For fiscal 1997, no one customer accounted for more than 3% of the Company's sales and the top ten customers represented approximately 19% of sales.

PRODUCT DEVELOPMENT

    The Company seeks to develop and introduce application-specific products for its target markets on a timely basis. The Company designs products for domestic and international markets and often deploys market research and product definition teams worldwide to meet and work with major communications and metrology customers in order to determine and address the needs of its customers. The Company spent $15.3 million, $12.9 million and $12.1 million on research and development activities in fiscal 1997, 1996 and 1995, respectively.

    Wavetek's product development strategy is to: (i) focus on application-specific products that are responsive to market-driven customer needs; (ii) minimize development time in order to be responsive to shifts in market demand and meet customer needs on a timely basis; (iii) aggressively drive cost reductions throughout the design process; and (iv) leverage design efforts by generating product families and product line extensions from existing product platforms.

    As of September 30, 1997, the Company had approximately 145 employees involved in its engineering activities who operate in teams based out of five locations and generally focus on product development within a particular business area. In addition, Wavetek's engineering teams share or apply other teams' product designs where possible to improve use of resources. The Company typically introduces 8 to 12 major new products or product extensions per year and introduced 12 new products in fiscal 1997.

    The Company intends to continue to develop products to meet market demands for reduced cost, size and weight, while achieving increased performance through the use of application-specific integrated circuits ("ASICs"), digital signal processing ("DSP") technology and increasing computing power available in embedded processors. The Company has made a significant effort in recent years to supplement its engineering staff with engineers skilled in these key technology areas, as well as emerging technology areas such as digital communications and advanced signal processing. The Company also makes selective use of outside technical consulting companies to supplement internal capabilities.

SALES AND DISTRIBUTION

    Wavetek products are sold through direct sales teams in the United States, the United Kingdom, France and Germany. The Company also utilizes a network of over 250 distributors and independent representatives. Wavetek sales personnel manage and provide technical support to the distributors and independent representatives. The Company's contracts with such distributors and independent representatives are generally short-term in nature and generally can be terminated by either party with 30 to 90 days notice. Sales offices are located in the United States, the United Kingdom, France, Germany, Austria, Singapore, Hong Kong, Beijing and Shanghai. As of September 30, 1997, Wavetek had approximately 125 employees involved in sales and customer support activities. The Company also markets its products through advertising and participating in trade shows. See Note 12 to the Company's financial statements for financial information about foreign and domestic operations and export sales.

YOKOGAWA RELATIONSHIP

    In April 1996, Wavetek formed a strategic alliance with Yokogawa to jointly develop Communications Test products for the Japanese market and to distribute Wavetek's products in Japan. In September 1996, Yokogawa also purchased approximately 12.0% of the Company's common stock outstanding prior to the Recapitalization Transactions. As of the date of this report, Yokogawa owns approximately 5.8% of the outstanding common stock of Wavetek.

    Yokogawa, based in Tokyo, Japan, is a leading supplier of process control equipment and test and measurement equipment. It currently distributes Wavetek's CATV, Wireless, LAN and Calibration Instruments product lines in Japan. In fiscal 1997, Wavetek's sales through Yokogawa were approximately $2.6 million. In addition, Wavetek and Yokogawa have joint engineering and marketing programs for Wireless products.

BACKLOG

    As of September 30, 1997, the Company had a firm unfilled open order backlog of $20.2 million (compared to $28.2 million as of September 30, 1996), nearly all of which is expected to be filled prior to September 30, 1998. Backlog reflects firm customer orders for products and services scheduled for shipment within 12 months. The level of backlog at any particular time is not necessarily indicative of the future operating performance of the Company. Delivery schedules may be extended, and orders may be canceled at any time subject to certain cancellation penalties.

MANUFACTURING

    Wavetek has four manufacturing facilities worldwide. All North American designed products except Test Tools (CATV, LAN and US-designed Wireless products) are manufactured in Indianapolis. The Company manufactures its Calibration Instruments products in Norwich, England, its Telecom products in St. Etienne, France and its German-designed Wireless products in Munich, Germany. Since the Company outsources certain of its manufacturing to subcontractors, including the printed circuit boards for its French and German products, the manufacturing at its St. Etienne and Munich facilities consists primarily of final assembly and test. These facilities were acquired in the October 1994 Schlumberger acquisition, and the Company is currently evaluating consolidation opportunities in order to improve manufacturing efficiency and capitalize on economies of scale. The Company's Test Tools products are manufactured by third party suppliers, primarily in Taiwan.

    Although the Company attempts to use common, multi-sourced components throughout its design, certain technological requirements may necessitate the use of single-sourced, unique components. The Company attempts to minimize its exposure on these components through careful vendor qualification and purchasing, though risk exists that these parts may become obsolete, necessitating redesign or withdrawal of the product from the market.

COMPETITION

    The Company operates in markets that are highly competitive, and the Company expects that competition will increase in the future. Some of the industries in which the Company operates are characterized by rapid technological advances and emerging industry standards. Failure to keep pace with technological advances would adversely affect the Company's competitive positions and results of operations. The Company competes primarily on the basis of technology, performance, price, brand identity, quality, reliability, distribution and customer service and support. To remain competitive, the Company must continue to develop new products, periodically enhance its existing products and compete effectively in the areas described above. Although the Company believes its products are competitive in each of these areas, there can be no assurance that existing or future competitors, some of which have greater financial resources than the Company, will not introduce comparable or superior products incorporating more advanced technology at lower prices.

    The Company's competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. Although no single company competes in all of the Company's product markets, some of the major competitors which compete in the individual product markets include Anritsu Corporation, Fluke Corporation,

Hewlett-Packard Company, Microtest, Inc., Rohde & Schwartz, Inc. and Tektronix, Inc. Some of these competitors have more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technological and personnel resources than the Company.

INTELLECTUAL PROPERTY

    The Company's success and ability to compete depends in part upon protecting its proprietary technology. The Company relies upon a combination of patents, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual covenants, to establish and protect its technology and other intellectual property rights.

    There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation or independent third-party development of its technology, or that its intellectual property can be successfully enforced or defended if challenged. Given the rapid development of technology, there can be no assurance that certain aspects of the Company's products do not or will not infringe upon the existing or future proprietary rights of others or that, if licenses or rights are required to avoid infringement, such licenses or rights could be obtained or obtained on terms that would not have a material adverse effect on the Company. In any event, because of the rapid pace of technological change in many of the Company's product industries, the Company believes that patent protection for its products is less significant to its success than the knowledge, ability and experience of its employees and the frequent introduction and market acceptance of new products and product enhancements. The Company uses a number of trademarks in its business, including Wavetek-Registered Trademark-, LANTEK-Registered Trademark- and Stabilock which are registered in various countries where the Company operates. The Company currently has fourteen patents and two pending patent applications and expects to rely on patents to a greater extent in the future.

EMPLOYEES

    As of September 30, 1997, the Company had approximately 800 employees. Many of the Company's employees are highly skilled and the Company's continued success will depend in part upon its ability to attract and retain these employees. Many of the Company's manufacturing employees in Europe are members of standard unions. The Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

    The table below sets forth selected relevant statistics for Wavetek's current facilities:



                                                                                                                 LEASE
LOCATION                                FACILITY TYPE/USE               SIZE OF FACILITY         TITLE         EXPIRATION
---------------  --------------------------------------------------   ----------------------  ----------   ------------------
San Diego,       Executive offices (1)                                    4,305 sq. ft.         Leased         12/31/1999
California       Headquarters for LAN and Test Tools                     70,000 sq. ft.         Leased          6/29/2006
                 businesses; U.S. distribution center for Test
                 Tools and Calibration Instruments (2)

Indianapolis,    U.S. manufacturing center; headquarters for CATV      206,000 sq. ft. (3)      Leased         10/31/2014
Indiana          business; U.S. distribution center for
                 Communications Test products

Norwich,         Headquarters for Calibration Instruments business,      40,000 sq. ft.          Owned             -
England          including manufacturing; UK sales and                   3.2 acres-land         Leased          3/31/2103
                 distribution; European distribution center for
                 Test Tools

St. Etienne,     Headquarters for Telecom business, including final      23,414 sq. ft.         Leased          9/30/2005
France           assembly and test

Munich,          Headquarters for Wireless business, including           51,067 sq. ft.         Leased         12/31/2002
Germany          final assembly and test; German sales office


-----------

(1) Gooding has the right to take control of the lease at this facility under certain circumstances. See "Certain Relationships and Related
    Transactions." Wavetek has a renewal option on the lease for this facility, permitting it to extend the term up to an additional five years.

(2) The Company leases this facility from a company controlled by Gooding. See "Certain Relationships and Related Transactions."

(3) 120,739 sq. ft. of this facility are subleased to unrelated parties through October 31, 1999.

    The Company also leases sales offices in Paris, Vienna, Hong Kong, Singapore, Beijing and Shanghai.

ITEM 3. LEGAL PROCEEDINGS

    In the ordinary course of its business, the Company from time to time is subjected to legal claims. The Company does not believe that the likely outcome of any such claims or related lawsuits would have a material adverse effect on the Company or its ability to develop new products.

    A matter is pending in the United States District Court for the Southern District of Indiana, involving a claim by Trilithic, Inc. ("Trilithic") that certain products of the Company infringe Trilithic's patent on a radio frequency leakage detection system for a CATV system and seeks injunctive and unspecified monetary relief. The product line potentially affected by this claim, and by a second patent that has been issued to Trilithic subsequent to the filing of the lawsuit, had fiscal 1997 sales of approximately $5.6 million. Trilithic's complaint, which was served on the Company in March 1997, was the first notice to the Company of Trilithic's patent. In the event the outcome of the lawsuit is not favorable, the Company could be required to:
(i) redesign existing or future products so that they do not use the rights covered by Trilithic's patent; (ii) negotiate licenses from Trilithic; or (iii) withdraw existing products or not introduce future products that are covered by those patent rights. The Company could also be liable to Trilithic for damages for any infringement since March 1997. The Company does not believe that any such damages are likely to have a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    There is no established public market for the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company included as Item 8 herein and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 herein.



                                                                     YEARS ENDED SEPTEMBER 30,
                                                   ------------------------------------------------------------
                                                     1997         1996         1995         1994         1993
                                                   --------     --------     --------     --------     --------
                                                                        (DOLLARS IN THOUSANDS)

STATEMENT OF INCOME DATA:
Net sales. . . . . . . . . . . . . . . . . . .     $155,279     $150,993     $133,619      $74,815      $71,891
Cost of goods sold . . . . . . . . . . . . . .       71,316       72,364       72,649       41,373       41,112
                                                   --------     --------     --------     --------     --------
Gross margin . . . . . . . . . . . . . . . . .       83,963       78,629       60,970       33,442       30,779
Operating expenses:
  Marketing and selling. . . . . . . . . . . .       37,387       36,197       32,586       16,429       15,539
  Research and development . . . . . . . . . .       15,348       12,917       12,096        5,425        5,114
  General and administrative . . . . . . . . .       10,742       11,612        9,391        6,057        5,704
  Stock option compensation related to
    recapitalization (1) . . . . . . . . . . .        7,061            -            -            -            -
  Provision for restructuring operations (2) .            -        1,832            -            -            -
                                                   --------     --------     --------     --------     --------
                                                     70,538       62,558       54,073       27,911       26,357
                                                   --------     --------     --------     --------     --------
Operating income . . . . . . . . . . . . . . .       13,425       16,071        6,897        5,531        4,422
Non-operating income (expense):
  Interest income. . . . . . . . . . . . . . .          315          167           90           33           24
  Interest expense . . . . . . . . . . . . . .       (4,008)        (762)      (1,190)        (645)        (676)
  Loss on sale and leaseback financing . . . .            -            -       (1,824)           -            -
  Other, net . . . . . . . . . . . . . . . . .         (791)      (1,036)        (288)        (387)          24
                                                   --------     --------     --------     --------     --------
                                                     (4,484)      (1,631)      (3,212)        (999)        (628)
                                                   --------     --------     --------     --------     --------
Income before provision for income taxes . . .        8,941       14,440        3,685        4,532        3,794
Provision for income taxes (3) . . . . . . . .        2,878          965          616          822          168
                                                   --------     --------     --------     --------     --------
Net income (3) . . . . . . . . . . . . . . . .     $  6,063     $ 13,475     $  3,069      $ 3,710      $ 3,626
                                                   --------     --------     --------     --------     --------
                                                   --------     --------     --------     --------     --------
OTHER FINANCIAL DATA:
EBITDA (4) . . . . . . . . . . . . . . . . . .     $ 23,966     $ 20,933     $  9,944      $ 7,141      $ 5,903
Depreciation and amortization expenses . . . .        3,480        3,030        3,047        1,610        1,481
Capital expenditures . . . . . . . . . . . . .        6,034        4,544        2,920        1,332        2,108
EBITDA as a percentage of sales. . . . . . . .         15.4%        13.9%         7.4%         9.5%         8.2%
Ratio of earnings to fixed charges (5) . . . .          2.9x         9.9x         2.8x         5.3x         4.7x
Cash flows provided by (used in):
  Operating activities . . . . . . . . . . . .        7,535       15,076       12,548        6,447        7,215
  Investing activities . . . . . . . . . . . .       (6,848)      (3,950)     (20,383)          53       (5,278)
  Financing activities . . . . . . . . . . . .         (943)      (8,634)       7,682       (6,367)      (1,862)


                                                                          AS OF SEPTEMBER 30,
                                                   ------------------------------------------------------------
                                                     1997         1996         1995         1994         1993
                                                   --------     --------     --------     --------     --------
BALANCE SHEET DATA:
Cash and cash equivalents (6). . . . . . . . .     $  6,691      $ 6,126      $ 3,689      $ 3,807      $ 3,513
Total assets . . . . . . . . . . . . . . . . .       77,353       68,852       62,578       34,705       36,755
Total debt . . . . . . . . . . . . . . . . . .      118,803        5,954       14,684        9,860        9,269
Stockholders' equity (deficit) . . . . . . . .      (71,640)      32,688       19,416       11,637       14,592

                         (SEE NOTES ON FOLLOWING PAGE)

-------------
(1) In connection with the Recapitalization Transactions, the Company made cash payments upon the surrender of stock options by employees in an aggregate amount of $7.1 million. This amount is included in operating expenses for fiscal 1997.

(2) In fiscal 1996, the Company initiated a plan to restructure certain corporate management functions, its European manufacturing, service and sales activities and its San Diego manufacturing activities. The restructuring costs primarily include expenses for employee severance and close down of certain manufacturing operations. The restructuring was substantially completed during fiscal 1997.

(3) The Company's net income for fiscal 1997, 1996, 1995, 1994 and 1993 was favorably impacted because the Company's provisions for income taxes were lower in those periods than the amounts calculated using statutory rates due to the utilization of certain net operating loss carryforwards and reductions in certain valuation allowances provided in prior years due to uncertainties regarding the realization of certain deferred tax assets. In fiscal 1996, a tax benefit of $6.2 million was realized due to the reductions of certain valuation allowances which were recorded as of the end of fiscal 1995. See Note 11 to the Company's Consolidated Financial Statements.

(4) EBITDA is operating income plus depreciation and amortization expense, stock option compensation related to recapitalization and provision for restructuring operations. The Company's definition of EBITDA is consistent with the definition of Consolidated Cash Flow in the Indenture related to the Company's Senior Subordinated Notes ("the Indenture"). While EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows, the Company has included EBITDA because it may be viewed as an indicator of compliance with certain covenants in the Indenture and the New Credit Agreement and is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a Company's ability to service debt. EBITDA as presented by the Company herein may not be comparable to similarly titled measures reported by other companies. In addition, the amount reported by the Company as EBITDA may not be fully available for management's discretionary use due to the Company's needs to conserve funds for debt service, capital expenditures and other commitments.

(5) For purposes of computing this ratio, earnings consist of income before provision for income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred debt issuance costs and one-third of the rent expense from operating leases, which management believes is a reasonable approximation of the interest factor of the rent.

(6) Cash and cash equivalents includes short-term investments, which are comprised primarily of U.S. Treasury securities and guaranteed obligations of the U.S. government or its agencies with original maturities between 3 and 12 months.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's consolidated financial statements included as Item 8 herein.

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

    The Company derives its revenues primarily from the sale of its products to a broad international base of over 5,000 customers operating in a wide range of industries. A majority of the Company's sales come from its Communications Test product lines which serve the CATV, Wireless, Telecom, LAN and Test Tools market segments of the test instrument industry. The Company also sells Calibration Instruments and provides repair, upgrade and calibration services for its products on a worldwide basis. The Company sells products that are manufactured at its four facilities located in: (i) Indianapolis, Indiana; (ii) Norwich, England; (iii) St. Etienne, France; and (iv) Munich, Germany. In major markets such as the United States, England, France and Germany, the Company sells its products to customers in their local currencies. In the rest of the world, the Company generally sells its products to customers or local distributors in the functional currency of the location where the products are manufactured. During fiscal 1997, approximately 61% of the Company's sales were generated outside of the United States and approximately 50% of the Company's sales were made in currencies other than the United States dollar. As a result of such foreign currency sales, the equivalent United States dollar amount of the Company's sales is impacted by changes in foreign currency exchange rates. The Company's ability to maintain and grow its sales depends on a variety of factors including its ability to maintain its competitive position in areas such as technology, performance, price, brand identity, quality, reliability, distribution and customer service and support, and its ability to continue to introduce new products that respond to technological change and market demand in a timely manner.

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

    The Company's operating expenses are substantially impacted by marketing and selling activities and by research and development activities. Marketing and selling expenses are primarily driven by: (i) sales volume, with respect to sales force expenses and commission expenses; (ii) the extent of market research activities for new product design efforts; (iii) advertising and trade show activities; and (iv) the number of new products launched in the period. In recent periods, the Company has increased its spending on research and development activities. This increase has resulted from the Company's October 1994 acquisition of its Wireless and Telecom businesses, which had a higher spending level than the Company's historical activities, and from a planned increase in spending to accelerate the timing of new product introductions. General and administrative expenses primarily include costs associated with the Company's administrative employees, facilities and functions. The Company incurs expenses in foreign countries primarily in the functional currencies of such locations. As a result of the Company's substantial international operations, the United States dollar amount of its expenses is impacted by changes in foreign currency exchange rates.

    In recent periods, the Company's results of operations have been significantly impacted by the Company's efforts to improve the operating results of its Wireless and Telecom businesses and by the rapid growth in sales and profitability of the Company's CATV product lines.

RESULTS OF OPERATIONS

    The following table sets forth selected financial information as a percentage of sales for the periods indicated:

                                                     YEARS ENDED SEPTEMBER 30,
                                                    --------------------------
                                                     1997      1996      1995
                                                    ------    ------    ------
Sales. . . . . . . . . . . . . . . . . . . . .      100.0%    100.0%    100.0%
Cost of goods sold . . . . . . . . . . . . . .       45.9      47.9      54.4
                                                    ------    ------    ------
Gross margin . . . . . . . . . . . . . . . . .       54.1      52.1      45.6
Operating expenses . . . . . . . . . . . . . .       45.4      41.5      40.4
                                                    ------    ------    ------
Operating income . . . . . . . . . . . . . . .        8.7      10.6       5.2
Interest expense, net. . . . . . . . . . . . .       (2.4)     (0.4)     (0.8)
Other non-operating income (expense), net. . .       (0.5)     (0.7)     (1.6)
                                                    ------    ------    ------
Income before provision for income taxes . . .        5.8       9.5       2.8
Provision for income taxes . . . . . . . . . .       (1.9)     (0.6)     (0.5)
                                                    ------    ------    ------
Net income . . . . . . . . . . . . . . . . . .        3.9%      8.9%      2.3%
                                                    ------    ------    ------
                                                    ------    ------    ------
EBITDA . . . . . . . . . . . . . . . . . . . .       15.4%     13.9%      7.4%

    The Company's ratio of earnings to fixed charges was as follows for the periods indicated:

                                                     YEARS ENDED SEPTEMBER 30,
                                                    --------------------------
                                                     1997      1996      1995
                                                    ------    ------    ------
Ratio of earnings to fixed charges . . . . . .        2.9x      9.9x      2.8x


FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996

    NET SALES. Net sales in fiscal 1997 increased $4.3 million, or 2.8%, to $155.3 million from $151.0 million in fiscal 1996. This increase was due to an increase in sales to international customers of $6.4 million, or 7.2%, offset by a decrease of $2.1 million, or 3.5%, in sales to customers in the United States. The Company's sales to customers outside the United States increased to 61.4% in fiscal 1997 from 58.9% in fiscal 1996 and the portion of the Company's sales which were made in currencies other than the United States dollar increased to approximately 50% in fiscal 1997 from approximately 47% in fiscal 1996. Changes in certain foreign exchange rates during fiscal 1997 had the effect of reducing the United States dollar equivalent of the Company's foreign currency sales by $5.2 million from the United States dollar equivalent amount that would have been reported if the average exchange rates in effect during fiscal 1996 had remained in effect during fiscal 1997. Sales of the Company's Communications Test products increased $2.4 million, or 2.1%, from fiscal 1996 primarily as a result of an increase in international sales partially offset by reduced domestic sales. Sales of Calibration Instruments products increased $1.6 million, or 6.4%, from fiscal 1996, due partially to changes in foreign exchange rates and partially to higher shipments in connection with a planned reduction in the backlog of this product line. Sales from repair, upgrade and calibration services remained relatively constant during fiscal 1997, increasing $0.3 million, or 2.8%, from the comparable fiscal 1996 period.

    Within its Communications Test product lines, sales of the Company's CATV and Wireless products increased in fiscal 1997 from fiscal 1996, while sales of the Company's Telecom, LAN and Test Tools products declined. The growth in CATV sales in fiscal 1997 can be substantially attributed to the Company's continued penetration of international markets as it continues to benefit from the increasing international investment in CATV infrastructure. The increase in Wireless product sales in fiscal 1997 is due primarily to the shipment of a large order to a customer in Korea, partially offset by the impact of the devaluation of the Deutsche mark against the United States dollar. The Company's Telecom sales decreased during fiscal 1997 as a result of reduced sales in France, including sales to one of the Company's largest Telecom customers. Telecom sales in fiscal 1997 were also adversely affected by the devaluation in the French franc against the United States dollar. Decreases in sales of LAN and Test Tools products during fiscal 1997 were primarily attributable to pending transitions to new LAN products which will be introduced in fiscal 1998 and the transition to new and updated Test Tools products which were introduced in fiscal 1997. The Company's sales were also adversely impacted in fiscal 1997 by the discontinuance of selected other non-core Communications Test products.

    GROSS MARGIN. The Company's gross margin in fiscal 1997 increased $5.3 million or 6.8%, to $84.0 million from $78.6 million in fiscal 1996. Gross margin as a percentage of sales increased to 54.1% in fiscal 1997 from 52.1% in fiscal 1996. The increase in the gross margin percentage during fiscal 1997 results from a higher proportion of the Company's sales coming from its higher margin CATV products, offset by reductions in the gross margin percentage achieved in its Wireless and Telecom product lines. The Company also experienced higher gross margin percentages in fiscal 1997 as a result of a more favorable geographic mix. Changes in foreign exchange rates had an unfavorable impact on the United States dollar equivalent of gross margins related to international sales denominated in foreign currencies in fiscal 1997. The decline in Wireless gross margin percentages in fiscal 1997 is due primarily to a large sale of a non-core product to a customer in Korea on which a lower than average gross margin percentage was achieved.

    OPERATING EXPENSES. Operating expenses in fiscal 1997 increased $7.9 million, or 12.8%, to $70.5 million from $62.6 million in fiscal 1996. Operating expenses as a percentage of sales increased to 45.4% in fiscal 1997 from 41.5% in fiscal 1996. The increase in operating expenses in fiscal 1997 was due to a one-time charge of $7.1 million, or 4.5% of sales, for stock option compensation related to the Recapitalization Transactions and to an increase in spending for research and development activities of $2.4 million, to $15.3 million, or 9.9% of sales, in fiscal 1997 from $12.9 million, or 8.6% of sales, in fiscal 1996, in order to accelerate the timing of new product introductions. These increases in fiscal 1997 were partially offset by reduced spending in general and administrative activities of $0.9 million to 6.9% of sales in fiscal 1997 from 7.7% of sales in fiscal 1996, primarily reflecting the fact that the Company incurred higher than normal charges in fiscal 1996 for executive recruitment and relocation and provisions for potentially doubtful accounts receivable. The increase in operating expenses in fiscal 1997 was also partially offset by a provision recorded by the Company in fiscal 1996 of $1.8 million for certain restructuring costs. No such provision was recorded in fiscal 1997. Changes in foreign exchange rates also had a favorable impact on the United States dollar equivalent of operating expenses denominated in foreign currencies in fiscal 1997.

    NON-OPERATING INCOME (EXPENSE). Non-operating expense, net, in fiscal 1997 increased by $2.9 million over fiscal 1996 to $4.5 million. The increase was primarily due to an increase in the Company's net interest expense to $3.7 million during fiscal 1997 from $0.6 million in fiscal 1996, reflecting additional interest expense due to the Notes and the New Credit Agreement. The increase in net interest expense was partially offset by a reduction of $0.2 million in other non-operating expenses.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate in fiscal 1997 was 32.2%. In fiscal 1996, the Company's effective tax rate was only 6.7% due to the reduction in certain deferred tax asset valuation allowances in the amount of $6.2 million due to the realization of such deferred tax assets becoming more likely than not. In fiscal 1997, the net deferred tax assets were $3.7 million.

    NET INCOME (LOSS). As a result of the above factors, net income was $6.1 million in fiscal 1997 as compared to $13.5 million in fiscal 1996.

    EBITDA. EBITDA was $24.0 million in fiscal 1997 as compared to $20.9 million in fiscal 1996. EBITDA as a percentage of sales increased to 15.4% in fiscal 1997 from 13.9% in fiscal 1996.

    RATIO OF EARNINGS TO FIXED CHARGES. As a result of the above factors, the ratio of earnings to fixed charges was 2.9x for fiscal 1997 as compared to 9.9x for fiscal 1996.

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995

    NET SALES. Net sales in fiscal 1996 increased $17.4 million, or 13.0%, to $151.0 million from $133.6 million in fiscal 1995. The Company's mix of business in the United States versus international markets remained constant at approximately 41% domestic and approximately 59% international in each of fiscal 1996 and 1995. Changes in foreign exchange rates did not have a material impact on total sales in fiscal 1996 compared to fiscal 1995. Sales of the Company's Communications Test products in fiscal 1996 increased $15.6 million, or 15.7%, from fiscal 1995. Sales of Calibration Instruments products in fiscal 1996 increased by $0.7 million, or 2.8%, from fiscal 1995. Revenues from repair, upgrade and calibration services increased $1.1 million in fiscal 1996, or 10.6%, over fiscal 1995 primarily due to increased service revenues for the Company's Wireless and Telecom products in France and Germany.

    Within its Communications Test product lines, sales of the Company's CATV products increased in fiscal 1996 as a result of the impact of new products introduced in fiscal 1996 and 1995 and the positive impact of overall growth in CATV markets due to infrastructure upgrading by United States CATV operators and the rapid increase of cable subscribers and cable infrastructure development in international markets. Sales of the Company's LAN products also increased in fiscal 1996 as a result of the full-year effect of the Company's LANTEKPRO family of products that were introduced mid-year in fiscal 1995. These CATV and LAN increases in fiscal 1996 were offset by decreases in sales of the Company's Test Tools products primarily due to the discontinuance of non-core product lines and a decrease in sales of the Company's Wireless products attributable to declines in sales of older products. The Company's Communications Test sales were also impacted by the sale of a non-strategic product line in fiscal 1996.

    GROSS MARGIN. The Company's gross margin in fiscal 1996 increased $17.7 million, or 29.0% to $78.6 million from $61.0 million in fiscal 1995. Gross margin as a percentage of sales increased to 52.1% in fiscal 1996 from 45.6% in fiscal 1995. The increase in gross margin in fiscal 1996 was due to: (i) the closing of the Company's San Diego manufacturing facility in fiscal 1996; (ii) increased sales of higher gross margin Communications Test products; (iii) the benefits of improved overhead absorption due to the significant increase in volume of sales of CATV and LAN products; and (iv) reduced overhead spending in the Company's Wireless and Telecom business areas, which were acquired in October 1994.

    OPERATING EXPENSES. Operating expenses in fiscal 1996 increased $8.5 million, or 15.7%, to $62.6 million from $54.1 million in fiscal 1995. Operating expenses as a percentage of sales increased to 41.5% in fiscal 1996 from 40.4% in fiscal 1995. The increase in operating expenses in fiscal 1996 was due to:
(i) a provision recorded by the Company of $1.8 million for the restructuring of certain corporate management functions, its European manufacturing, service and sales activities and San Diego manufacturing activities; and (ii) an increase in general and administrative activities of $2.2 million, to 7.7% of sales in fiscal 1996 from 7.0% of sales in fiscal 1995, due to higher than normal charges in 1996 for executive recruitment and relocation and provisions for potentially doubtful accounts receivable. Excluding the $1.8 million provision for restructuring operations, operating expenses as a percentage of sales would have decreased to 40.2% in fiscal 1996 from 40.4% in fiscal 1995. The increase in fiscal 1996 was partially offset by reduced spending, as a percentage of sales, in marketing and selling activities to 24.0% in fiscal 1996 from 24.4% in fiscal 1995 and in research and development activities to 8.6% ($12.9 million) in fiscal 1996 from 9.1% ($12.1 million) in fiscal 1995, reflecting the Company's efforts to reduce expenses in the Wireless and Telecom business areas it acquired in October 1994.

    NON-OPERATING INCOME (EXPENSE). Non-operating expense, net, in fiscal 1996 decreased to $1.6 million from $3.2 million in fiscal 1995. The Company's net interest expense decreased to $0.6 million in fiscal 1996 from $1.1 million in fiscal 1995, reflecting a reduction in average net borrowings. Other non-operating expenses decreased to $1.0 million in fiscal 1996 from $2.1 million in the fiscal 1995, due primarily to a loss of $1.8 million incurred in fiscal 1995 related to the sale and leaseback financing of the Company's Indianapolis facility. This decrease was partially offset by an increase in other expenses of $0.7 million in fiscal 1995 due primarily to certain non-recurring legal expenses.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate in fiscal 1996 was 6.7% due to the reduction of certain deferred tax asset valuation allowances of $6.2 million due to the realization of such deferred tax assets becoming more likely than not, compared to a fiscal 1995 effective rate of 16.7%.

    NET INCOME (LOSS). As a result of the above factors, including in particular the tax benefit in 1996, net income was $13.5 million in fiscal 1996 as compared to $3.1 million in fiscal 1995.

    EBITDA. EBITDA was $20.9 million in fiscal 1996 as compared to $9.9 million in fiscal 1995. EBITDA as a percentage of sales increased to 13.9% in fiscal 1996 from 7.4% in fiscal 1995.

    RATIO OF EARNINGS TO FIXED CHARGES. As a result of the above factors, the ratio of earnings to fixed charges was 9.9x for fiscal 1996 as compared to 2.8x for fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash flow from operating activities was $14.6 million (excluding a one-time charge of $7.1 million for stock option compensation related to the Recapitalization Transactions), $15.1 million and $12.5 million, in fiscal 1997, 1996 and 1995, respectively. The Company had cash, cash equivalents and short-term investments at September 30, 1997 of $6.7 million. The Company invests its excess cash in money market funds and U.S. Treasury obligations. Historically the Company has funded its business through operating cash flow, has not relied on sales of equity to provide cash and has used short-term debt primarily for cash management purposes. The Company's European subsidiaries had borrowings outstanding under their existing credit agreements (the "Existing Credit Agreements") of $3.9 million at September 30, 1997 for funding short-term working capital requirements, and the Company had additional obligations outstanding totaling approximately $1.3 million in the form of letters of credit and bank guarantees. As of September 30, 1997, the Company had outstanding an unsecured note of approximately $0.9 million issued in the October 1994 acquisition of the Company's Telecom business and a financing obligation of $4.1 million recorded in connection with the sale and leaseback of the Company's facilities in Indianapolis, Indiana.

    The Company's primary cash needs have been for the funding of working capital requirements (primarily inventory and accounts receivable) and capital expenditures. The Company's net cash used in investing activities was $6.8 million, $4.0 million and $20.4 million in fiscal 1997, 1996 and 1995, respectively. The Company's recurring cash requirements for investing activities are primarily for capital expenditures. The Company made capital expenditures in fiscal 1997, 1996 and 1995 of $6.0 million, $4.5 million and $2.9 million, respectively. In fiscal 1997 and 1996, capital expenditures reflect increasing investment in manufacturing and engineering equipment and also include approximately $1.1 million in 1996 and $2.1 million in 1997 related to investing in new management information system hardware and software. Capital expenditures in fiscal 1995 primarily reflect spending for manufacturing and engineering equipment resulting from the increase in the size of the business and the number of facilities following the October 1994 acquisition by the Company of its Wireless and Telecom businesses. The Company's fiscal 1995 cash flows from investing activities also reflect $17.7 million paid in cash for the acquisition of the Company's Wireless and Telecom Businesses.

    The Company's net cash provided by (used in) financing activities was $(0.9 million), $(8.6 million) and $7.7 million in fiscal 1997, 1996 and 1995, respectively. For 1997, the net cash used in financing activities substantially reflects the net impact of the Recapitalization Transactions. In fiscal 1995, to raise cash for its acquisition of the Wireless and Telecom businesses, the Company generated cash by issuing common shares for $7.6 million and by entering into a sale and leaseback financing transaction for $4.3 million. The Company also repurchased common shares in fiscal 1995 for $3.2 million. The remaining cash flows from financing activities in fiscal 1997, 1996 and 1995 reflect the proceeds from and repayments for borrowings used to finance the Company's operating and investing activities, or as an application of the cash generated from these activities.

    As part of the Recapitalization Transactions, the Company entered into the New Credit Agreement with Fleet National Bank, DLJ Capital Funding, Inc. and various other lenders providing for a term loan facility of $25.0 million and a revolving credit facility providing for borrowings up to $20.0 million, of which the Company borrowed all $25.0 million of the term loan facility and none of the revolving credit facility to complete the Recapitalization Transactions. In connection with entering into the New Credit Agreement, the Company terminated $4.0 million of United States availability under its Existing Credit Agreements, leaving borrowing availability of approximately $9.9 million at its Foreign Subsidiaries. The

Company believes that its cash flow from operations, combined with the remaining available borrowings under the Existing and New Credit Agreements will be sufficient to fund its debt service obligations, including its obligations under the Notes, and working capital requirements, as well as implement its growth strategy.

FOREIGN OPERATIONS

    As discussed above, a significant portion of the Company's sales and expenses are denominated in currencies other than the United States dollar. In order to maintain access to such foreign currencies, the Company's subsidiaries in the United Kingdom, France and Germany have credit facilities providing for borrowings in British pounds, French francs and Deutsche marks, respectively. The revolving credit facility under the New Credit Agreement provides for up to an aggregate of $7.5 million of borrowings in British pounds, French francs and Deutsche marks. Adjustments made in translating the balance sheet accounts of the Foreign Subsidiaries from their respective functional currencies at appropriate exchange rates are included as a separate component of stockholders' equity. In addition, the Company periodically uses forward exchange contracts to hedge certain known foreign exchange exposures. Gains or losses from such contracts are included in the Company's statements of income to offset gains and losses from the underlying foreign currency transactions.

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

PERIODIC FLUCTUATIONS

    The Company's fiscal 1997 sales occurred in the following percentages in each of the last four quarters: 27% for the quarter ended December 31, 1996; 26% for the quarter ended March 31, 1997; 23% for the quarter ended June 30, 1997 and 24% for the quarter ended September 30, 1997. A variety of factors may cause period-to-period fluctuations in the operating results of the Company. Such factors include, but are not limited to, product mix, European summer holidays and other seasonal influences, competitive pricing pressures, materials costs, currency fluctuations, revenues and expenses related to new products and enhancements of existing products, as well as delays in customer purchases in anticipation of the introduction of new products or product enhancements by the Company or its competitors. The majority of the Company's revenues in each quarter results from orders received in that quarter. As a result, the Company establishes its production, inventory and operating expenditure levels based on anticipated revenue levels. Thus, if sales do not occur when expected, expenditures levels could be disproportionately high and operating results for that quarter, and potentially future quarters, would be adversely affected.

ITEM 8.  FINANCIAL STATEMENTS

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                          Page
                                                                                                          ----
Report of Ernst & Young LLP, Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . . . . . .   26
Consolidated Balance Sheets as of September 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . .   27
Consolidated Statements of Income for each of the three years in the period ended September
   30, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28
Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the
   period ended September 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29
Consolidated Statements of Cash Flows for each of the three years in the period ended September
   30, 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   31

                  REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Wavetek Corporation

    We have audited the accompanying consolidated balance sheets of Wavetek Corporation as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wavetek Corporation at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                                    ERNST & YOUNG LLP

San Diego, California
December 2, 1997

                                 WAVETEK CORPORATION
                             CONSOLIDATED BALANCE SHEETS
               (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                                                  SEPTEMBER 30,
                                                                                            -----------------------
                                                                                              1997           1996
                                                                                            --------       --------
                                         ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  5,695       $  6,126
  Short-term investments, available for sale . . . . . . . . . . . . . . . . . . . .             996              -
  Accounts receivable (less allowance for doubtful accounts of $851 in 1997 and
    $2,023 in 1996). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,860         20,866
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,937         19,308
  Refundable income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             616              -
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,611          4,505
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,730          1,188
                                                                                            --------       --------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          54,445         51,993

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,110         12,194
Debt issuance costs, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,233              -
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,281          3,867
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             101            441
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             183            357
                                                                                            --------       --------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 77,353       $ 68,852
                                                                                            --------       --------
                                                                                            --------       --------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable to banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  3,859         $  786
  Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,356         12,007
  Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,034          7,468
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             522          1,427
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,847          8,747
  Current maturities of long-term obligations. . . . . . . . . . . . . . . . . . . .           1,972             95
                                                                                            --------       --------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          35,590         30,530
Long-term obligations, less current maturities . . . . . . . . . . . . . . . . . . .         112,972          5,073
Deferred income and other liabilities. . . . . . . . . . . . . . . . . . . . . . . .             431            561

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, par value $.01; authorized, 15,000 shares; issued and outstanding,
    4,885 shares in 1997 and 10,974 shares in 1996 . . . . . . . . . . . . . . . . .              49            110
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .          43,741          5,538
  Retained earnings (accumulated deficit). . . . . . . . . . . . . . . . . . . . . .        (115,048)        26,746
  Foreign currency translation adjustments . . . . . . . . . . . . . . . . . . . . .            (382)           294
                                                                                            --------       --------
Total stockholders' equity (deficit) . . . . . . . . . . . . . . . . . . . . . . . .         (71,640)        32,688
                                                                                            --------       --------
Total liabilities and stockholders' equity (deficit) . . . . . . . . . . . . . . . .        $ 77,353       $ 68,852
                                                                                            --------       --------
                                                                                            --------       --------


                               See accompanying notes.

                                 WAVETEK CORPORATION
                          CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                                   YEARS ENDED SEPTEMBER 30,
                                                                           ----------------------------------------
                                                                              1997           1996           1995
                                                                           ----------     ----------     ----------
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  155,279     $  150,993     $  133,619
Cost of goods sold . . . . . . . . . . . . . . . . . . . . . . . . . .         71,316         72,364         72,649
                                                                           ----------     ----------     ----------
Gross margin . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         83,963         78,629         60,970

Operating expenses:
  Marketing and selling. . . . . . . . . . . . . . . . . . . . . . . .         37,387         36,197         32,586
  Research and development . . . . . . . . . . . . . . . . . . . . . .         15,348         12,917         12,096
  General and administrative . . . . . . . . . . . . . . . . . . . . .         10,742         11,612          9,391
  Stock option compensation related to recapitalization. . . . . . . .          7,061              -              -
  Provision for restructuring operations . . . . . . . . . . . . . . .              -          1,832              -
                                                                           ----------     ----------     ----------
                                                                               70,538         62,558         54,073
                                                                           ----------     ----------     ----------
Operating income . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,425         16,071          6,897

Non-operating income (expense):
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . .            315            167             90
  Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,008)          (762)        (1,190)
  Loss on sale and leaseback financing . . . . . . . . . . . . . . . .              -              -         (1,824)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (791)        (1,036)          (288)
                                                                           ----------     ----------     ----------
                                                                               (4,484)        (1,631)        (3,212)
                                                                           ----------     ----------     ----------
Income before provision for income taxes . . . . . . . . . . . . . . .          8,941         14,440          3,685
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . .          2,878            965            616
                                                                           ----------     ----------     ----------
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    6,063    $    13,475     $    3,069
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------
Net income per share . . . . . . . . . . . . . . . . . . . . . . . . .     $      .63    $      1.17     $      .27
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------
Shares used in computation . . . . . . . . . . . . . . . . . . . . . .          9,612         11,520         11,540
                                                                           ----------     ----------     ----------
                                                                           ----------     ----------     ----------


                               See accompanying notes.

                                 WAVETEK CORPORATION
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED SEPTEMBER 30, 1995, 1996 AND 1997
                          (DOLLARS AND SHARES IN THOUSANDS)







                                           COMMON STOCK                           RETAINED      FOREIGN          TOTAL
                                    ------------------------      ADDITIONAL      EARNINGS      CURRENCY     STOCKHOLDERS'
                                                                   PAID-IN      (ACCUMULATED   TRANSLATION      EQUITY
                                      SHARES         AMOUNT        CAPITAL         DEFICIT)    ADJUSTMENTS     (DEFICIT)
                                    ---------      ---------      ---------     ------------   -----------     ---------
Balance, September 30, 1994. .          9,940            $99      $   1,121      $  10,202       $    215      $  11,637
  Shares issued for cash . . .          1,570             16          7,529            -              -            7,545
  Shares repurchased for cash.           (576)            (6)        (3,194)           -              -           (3,200)
  Stock options exercised. . .             40              1             49            -              -               50
  Net income . . . . . . . . .            -              -              -            3,069            -            3,069
  Foreign currency translation
    adjustments. . . . . . . .            -              -              -              -              315            315
                                    ---------      ---------      ---------      ---------      ---------      ---------
Balance, September 30, 1995. .         10,974            110          5,505         13,271            530         19,416
  Income tax benefit from stock
    options exercised. . . . .            -              -               33            -              -               33
  Net income . . . . . . . . .            -              -              -           13,475            -           13,475
  Foreign currency translation
    adjustments. . . . . . . .            -              -              -              -             (236)          (236)
                                    ---------      ---------      ---------      ---------      ---------      ---------
Balance, September 30, 1996. .         10,974            110          5,538         26,746            294         32,688
  Shares repurchased for cash.         (8,517)           (85)        (4,608)      (147,857)           -         (152,550)
  Shares issued for cash, net of
    related costs of $651. . .          2,428             24         42,825            -              -           42,849
  Stock options repurchased for
    cash, net of income tax
    benefit. . . . . . . . . .            -              -              (14)           -              -              (14)
  Net income . . . . . . . . .            -              -              -            6,063            -            6,063
  Foreign currency translation
    adjustments. . . . . . . .            -              -              -              -             (676)          (676)
                                    ---------      ---------      ---------      ---------      ---------      ---------
Balance, September 30, 1997. .          4,885            $49      $  43,741      $(115,048)     $    (382)     $ (71,640)
                                    ---------      ---------      ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------      ---------      ---------


                               See accompanying notes.

                                  WAVETEK CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)




                                                                                        YEARS ENDED SEPTEMBER 30,
                                                                                 ---------------------------------------
                                                                                   1997           1996           1995
                                                                                 ---------      ---------      ---------
OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $6,063        $13,475         $3,069
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation expense. . . . . . . . . . . . . . . . . . . . . . . . . . .           2,905          2,453          2,493
 Amortization expense. . . . . . . . . . . . . . . . . . . . . . . . . . .             575            577            554
 Amortization of debt issuance costs . . . . . . . . . . . . . . . . . . .             184              -              -
 Provision for losses on accounts receivable . . . . . . . . . . . . . . .             259          1,542            561
 Loss on sale and leaseback financing. . . . . . . . . . . . . . . . . . .               -              -          1,824
 Loss on disposal of property and equipment. . . . . . . . . . . . . . . .              29             78             71
 Deferred income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (97)           (99)           (98)
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . .           1,234         (3,843)        (1,103)
 Changes in operating assets and liabilities, net of effect of purchased businesses:
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .          (7,853)          (405)           183
  Inventories and other assets . . . . . . . . . . . . . . . . . . . . . .           1,558         (2,166)         1,003
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . .           3,623          2,809          4,059
  Income taxes payable, net. . . . . . . . . . . . . . . . . . . . . . . .            (945)           655            (68)
                                                                                 ---------      ---------      ---------
Net cash provided by operating activities. . . . . . . . . . . . . . . . .           7,535         15,076         12,548

INVESTING ACTIVITIES
Purchase of business, net of seller financing. . . . . . . . . . . . . . .               -              -        (17,685)
Proceeds from sale of businesses . . . . . . . . . . . . . . . . . . . . .               -            338              -
Purchase of property and equipment . . . . . . . . . . . . . . . . . . . .          (6,034)        (4,544)        (2,920)
Proceeds from sale of property and equipment . . . . . . . . . . . . . . .              13             91            306
Purchase of short-term investments . . . . . . . . . . . . . . . . . . . .          (3,000)             -              -
Sale of short-term investments . . . . . . . . . . . . . . . . . . . . . .           2,004              -              -
Payments received on notes receivable. . . . . . . . . . . . . . . . . . .             169            255             33
Issuance of notes receivable . . . . . . . . . . . . . . . . . . . . . . .               -            (90)          (117)
                                                                                 ---------      ---------      ---------
Net cash used in investing activities. . . . . . . . . . . . . . . . . . .          (6,848)        (3,950)       (20,383)

FINANCING ACTIVITIES
Net proceeds from issuance of common shares. . . . . . . . . . . . . . . .          42,849              -          7,595
Repurchase of common shares and stock options for cash . . . . . . . . . .        (152,564)             -         (3,200)
Proceeds from sale and leaseback financing . . . . . . . . . . . . . . . .               -              -          4,321
Proceeds from revolving lines of credit and long-term obligations. . . . .         115,030         14,932         31,455
Principal payments on revolving lines of credit and long-term obligations.          (1,841)       (23,575)       (32,129)
Debt issuance costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,417)             -              -
Repayment of loans from stockholders . . . . . . . . . . . . . . . . . . .               -              -           (360)
                                                                                 ---------      ---------      ---------
Net cash provided by (used in) financing activities. . . . . . . . . . . .            (943)        (8,643)         7,682

Effect of exchange rate changes on cash and cash equivalents . . . . . . .            (175)           (46)            35
                                                                                 ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . .            (431)         2,437           (118)

Cash and cash equivalents at beginning of year . . . . . . . . . . . . . .           6,126          3,689          3,807
                                                                                 ---------      ---------      ---------
Cash and cash equivalents at end of year . . . . . . . . . . . . . . . . .          $5,695        $ 6,126         $3,689
                                                                                 ---------      ---------      ---------
                                                                                 ---------      ---------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . . . .          $1,138        $   753         $1,392
                                                                                 ---------      ---------      ---------
                                                                                 ---------      ---------      ---------

Cash paid for income taxes . . . . . . . . . . . . . . . . . . . . . . . .          $3,316        $ 4,133         $1,949
                                                                                 ---------      ---------      ---------
                                                                                 ---------      ---------      ---------


                               See accompanying notes.

                                 WAVETEK CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

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

     The Company's fiscal year ends on the Saturday closest to September 30. Fiscal 1997, 1996 and 1995 each consisted of 52 weeks.

     FOREIGN CURRENCY

     The accounts of foreign subsidiaries consolidated herein have been translated from their respective functional currencies into U.S. dollars at appropriate exchange rates. Cumulative translation adjustments are included as a separate component of stockholders' equity. Exchange gains and losses from foreign currency transactions are included in "Other, net" in the accompanying consolidated statements of income.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS, AVAILABLE FOR SALE

     The carrying amounts reported in the consolidated balance sheet for cash, cash equivalents and short-term investments approximate their fair values. It is the Company's policy to invest excess funds in highly liquid, short-term investments. Such investments are comprised primarily of U.S. Treasury securities, guaranteed obligations of the U.S. government or its agencies and mutual funds which invest in U.S Treasury securities, with maturity dates through February 1998. For purposes of financial statement presentation, the Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Included in cash and cash equivalents at September 30, 1997 and 1996 are investments totaling $3.4 million and $3.5 million, respectively. The amortized cost of short-term investments, available for sale, approximates fair market value. There were no realized gains or losses related to such investments for fiscal 1997, 1996 or 1995. The Company evaluates the financial strength of the institutions in which significant investments are made and believes that related credit risk is limited to an acceptable level.

     INVENTORIES

     Inventories are valued at cost determined on the first-in, first-out basis, not in excess of market.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost. Depreciation for financial statement purposes is computed using the straight-line method based upon the estimated useful lives of the various classes of assets which range from 3 to 35 years for buildings and improvements and from 3 to 10 years for fixtures and equipment.

     DEBT ISSUANCE COSTS

     Costs associated with the issuance of long-term debt have been deferred and are being amortized over the term of the related debt using the interest method. Amortization expense for these costs is included in interest expense in the accompanying consolidated statements of income.

     INTANGIBLE ASSETS

     Intangible assets consist of covenants not to compete and the excess of purchase price over net tangible assets of businesses acquired (goodwill) and are recorded at cost. Intangible assets are amortized over their estimated lives ranging from 5 to 15 years.

     LONG-TERM OBLIGATIONS

     The carrying amounts of the Company's long-term obligations approximate their fair values.

     REVENUE AND CREDIT RISK

     Sales are recognized at the time of shipment. The Company grants credit to its customers based on an evaluation of the customers' financial condition and generally collateral is not required. Credit losses have traditionally been minimal and within management's expectations.

     NET INCOME PER SHARE

     Net income per share has been computed using the weighted average number of common shares and dilutive common stock equivalents outstanding during the periods presented. Common stock equivalents result from outstanding options to purchase common stock.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"), which is required to be initially adopted by the Company for its reporting period ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under the new requirements for calculating primary net income per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary net income per share for fiscal 1997, 1996 and 1995 of $.04, $.05 and $.01 per share, respectively.

     STOCK-BASED COMPENSATION

     Effective October 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"). SFAS 123 allows companies to either account for stock-based compensation under the new provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has continued accounting for its stock-based compensation in accordance with the provisions of APB 25.

     FINANCIAL INSTRUMENTS

     The Company periodically uses forward exchange contracts to hedge certain transactions denominated in foreign currencies. Unrealized gains and losses on forward contracts are deferred and offset against foreign exchange gains or losses on the underlying hedged item. At September 30, 1997, the Company had no material forward exchange contracts outstanding.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, SEGMENT INFORMATION ("SFAS 131"). Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustment, minimum pension accrual, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company intends to adopt SFAS 130 in fiscal 1999 and operating results of prior periods will be reclassified. The Company's only component of other comprehensive income is the foreign currency translation adjustment which is currently reported as part of stockholders' equity. Historically, the Company has operated in one business segment; however, SFAS 131 redefines segments and in the future, the Company will be required to disclose certain financial information about operating segments, products, services and geographic areas in which they operate. The Company has not determined how operating segments will be defined for disclosure purposes or which segments will meet the quantitative requirements for disclosure. The adoption of SFAS 131 will have no impact on the Company's future results of operations or financial position.

2. FINANCIAL STATEMENT DETAILS

          Inventories consist of the following:

                                                  SEPTEMBER 30,
                                               ------------------
                                                 1997      1996
                                               --------  --------
                                             (DOLLARS IN THOUSANDS)
               Finished goods. . . . . . . .   $  6,451  $  7,852
               Work-in-progress. . . . . . .      3,612     5,639
               Materials . . . . . . . . . .      5,874     5,817
                                               --------  --------
                                               $ 15,937  $ 19,308
                                               --------  --------
                                               --------  --------

     Property and equipment consists of the following:

                                                  SEPTEMBER 30,
                                               ------------------
                                                 1997      1996
                                               --------  --------
                                             (DOLLARS IN THOUSANDS)
           Building and improvements . . . .    $ 5,748   $ 5,324
           Fixtures and equipment. . . . . .     18,990    13,684
                                               --------  --------
                                                 24,738    19,008
           Less: accumulated depreciation. .     (9,628)   (6,814)
                                               --------  --------
                                                $15,110   $12,194
                                               --------  --------
                                               --------  --------


     Intangible assets consist of the following:


                                                  SEPTEMBER 30,
                                               ------------------
                                                 1997      1996
                                               --------  --------
                                             (DOLLARS IN THOUSANDS)
           Goodwill. . . . . . . . . . . . .     $4,171    $4,171
           Covenant not to compete . . . . .      1,390     1,390
                                               --------  --------
                                                  5,561     5,561
           Less: accumulated amortization. .     (2,280)   (1,694)
                                               --------  --------
                                                 $3,281    $3,867
                                               --------  --------
                                               --------  --------


     Other current liabilities consist of the following:


                                                  SEPTEMBER 30,
                                               ------------------
                                                 1997      1996
                                               --------  --------
                                             (DOLLARS IN THOUSANDS)
           Other . . . . . . . . . . . . . .     $6,451    $6,553
           Accrued interest. . . . . . . . .      2,694         -
           Customer deposits . . . . . . . .        702     2,194
                                               --------  --------
                                                 $9,847    $8,747
                                               --------  --------
                                               --------  --------


3. RECAPITALIZATION TRANSACTIONS

     On June 11, 1997, the Company completed the following transactions (the "Recapitalization Transactions"): (i) the Company sold an aggregate of 2,428,470 shares of its Common Stock, representing 49.7% of the Common Stock outstanding following the Recapitalization Transactions, to DLJ Merchant Banking Partners II, L.P. and its affiliates and to Green Equity Investors
II, L.P. and its affiliates for an aggregate purchase price of $43.5 million, less related costs of $651,000 (the "New Equity Investment"); (ii) the
Company issued $85 million aggregate principal amount of 10 1/8% Senior Subordinated Notes maturing June 15, 2007 (the "Notes") (Note 6); (iii) the Company incurred indebtedness of $25 million under a five-year and six-month term loan facility and entered into a five-year and six-month revolving credit facility providing for borrowings of up to $20 million (the "New
Credit Agreement") (Note 6); (iv) the Company incurred aggregate debt issuance costs of $4.4 million in connection with the issuance of the Notes and with entering the New Credit Agreement; (v) the Company used the net proceeds from the New Equity Investment, the issuance of the Notes and the New Credit Agreement to repurchase an aggregate of 8,513,610 shares of common stock from existing stockholders for an aggregate of $152.5 million and to make cash payments upon surrender of stock options by employees in an aggregate amount of $7.1 million (Note 9). Such existing stockholders retained 50.3% of the shares of common stock outstanding following the Recapitalization Transactions.

4. STRATEGIC ALLIANCE AND PURCHASE AND SALE OF BUSINESSES

     In April 1996, the Company entered into a Strategic Alliance with Yokogawa Electric Corporation ("Yokogawa"), a leading Japanese process control and test and measurement company. Under terms of the Strategic Alliance, Yokogawa acquired all of the outstanding shares of the Company's Japanese subsidiary for 10 million Japanese yen (approximately $93,000) and 12% of the Company's common stock from certain of the Company's stockholders. There was no significant gain or loss on the sale of the Japanese subsidiary. Additionally, Yokogawa will distribute the Company's products in Japan and Yokogawa and the Company will collaborate to develop new products for communications test markets worldwide. In connection with the June 1997 Recapitalization Transactions (Note 3), the Company repurchased a portion of the common stock owned by Yokogawa, reducing Yokogawa's ownership of the outstanding common stock to 5.8%.

     In October 1995, the Company sold its Industrial Measurement Instruments ("IMI") product line to a third party for $502,000, resulting in a gain of $56,000. The Company received $310,000 cash on the closing date. The remaining proceeds were being paid under the terms of two promissory notes which were fully repaid in June 1997. Under the terms of the sale agreement, the Company is entitled to receive royalties from the buyer based on its sales of IMI products for four years following the closing date. The Company received royalties aggregating $47,000 and $92,000 in fiscal 1997 and 1996, respectively.

     In October 1994, the Company acquired certain worldwide assets and liabilities of the Communications Test Division of Schlumberger for local currency amounts approximating $16.1 million (the "Schlumberger Acquisition"). Of the total purchase price, $13.0 million was paid in cash on the closing date and an additional $2.1 million was paid in cash in April 1995. The remaining balance of 5,167,000 French francs (approximately $875,000 at September 30,
1997) will be paid under the terms of an unsecured promissory note due in January 1998 (Note 6). The acquisition was accounted for as a purchase and the assets and liabilities of the acquired business were recorded at their estimated fair values, including goodwill of $4.2 million. Additionally, $4.2 million was accrued as an estimate of the costs that would be incurred to restructure and integrate the acquired business into the Company. Such restructuring and integration was completed in fiscal 1997. In connection with this transaction, Schlumberger purchased 576,000 shares of the Company's Common Stock for $3.0 million in cash. The Company repurchased these shares in September 1995 for $3.2 million in cash.

5. SALE AND LEASEBACK FINANCING

     To raise funds for the Schlumberger Acquisition, in October 1994, the Company entered into a sale and leaseback financing whereby it sold its facility in Indianapolis to a third party investor for $4.5 million, resulting in a charge to income of $1.8 million, representing the excess of the net book value of the property over the net proceeds received. The Company simultaneously entered a Master Lease Agreement with the buyer, under which the Company leased back the facility for a period of 20 years for an annual rental $473,000, subject to annual adjustments based on the change in the consumer price index, not to exceed 3.0% per annum. In December 1994, the Company subleased a portion of this facility to a third party for five years for an annual base rental and common area expense reimbursement of $387,000. Because of the significance of the sublease in relation to the Company's master lease of the facility, generally accepted accounting principles require that the transaction be recorded as a financing transaction, whereby the building remains on the Company's balance sheet in an amount equal to the net proceeds from the sale and an offsetting long-term financing obligation has been recorded. In February 1998 the sublease will no longer be significant in relation to the Company's master lease of the facility. Accordingly, at that time, both the building asset and the long-term financing obligation will be removed from the Company's balance sheet and the master lease will be accounted for as an operating lease, with monthly rental payments recorded as operating expenses.

6. CREDIT AGREEMENTS AND LONG-TERM OBLIGATIONS

     The Company's subsidiaries in the United Kingdom, France, Germany and Austria have agreements with banks providing for short-term revolving advances and overdraft facilities in an aggregate total amount of approximately $6.7 million. In addition, the bank agreements with such subsidiaries also provide for issuance of letters of credit and bank guarantees in an aggregate additional total amount of approximately $3.2 million. At September 30, 1997, aggregate amounts of $3.9 million had been borrowed under these facilities. Revolving borrowings under these agreements bear interest at variable rates ranging from 4.7% to 8.5% as of September 30, 1997. These bank agreements also provide for long-term borrowings and are generally secured by the assets of the local subsidiary and the guarantee of the Company. Most of these agreements do not have stated expiration dates, but are cancelable by the banks at any time. At September 30, 1997, the Company was contingently liable for outstanding letters of credit and bank guarantees aggregating $1.3 million. Borrowings under the Company's revolving bank agreements have been classified as "Notes payable to banks" in the accompanying consolidated balance sheets due to the short-term nature of the revolving advances taken under these agreements.

     The Company's U.S. subsidiary had a Business Loan Agreement with a bank providing for revolving line of credit borrowings of up to $4.0 million. This agreement was terminated in June 1997.

     Long-term obligations are as follows:


                                                                                                     SEPTEMBER 30,
                                                                                               -------------------------
                                                                                                  1997           1996
                                                                                               ----------     ----------
                                                                                                 (DOLLARS IN THOUSANDS)
          Senior Subordinated Notes issued in connection with Recapitalization
            Transactions (Note 3); total principal balance due June 15, 2007; interest payable semiannually on June 15 and December 15 at 10 1/8%; guaranteed by
            the Company's U.S. subsidiaries. . . . . . . . . . . . . . . . . . . . . . . .     $   85,000     $        -

          Term Loan payable to banks obtained in connection with Recapitalization
            Transactions (Note 3); payable in quarterly installments ranging from $1 million to $1.8 million commencing September 15, 1998 to December 15,
            2002; interest payable at optional rates (8.1875% at September 30, 1997);
            secured by the Company's U.S. assets and a pledge of 100% of the stock of its subsidiaries in the U.S. and 65% of the stock of the Company's foreign
            subsidiaries . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         25,000              -

          Unsecured promissory note issued in connection with Schlumberger Acquisition
            (Note 4); total principal balance due January 1998; interest payable quarterly
            at PIBOR plus 0.5% (3.94% at September 30, 1997) . . . . . . . . . . . . . . .            875          1,003

          Financing obligation recorded in connection with sale and leaseback of real property (Note 5); payable in monthly installments of $39,000 including interest at 9.30%, through October 2014; secured by Master Lease Agreement
            of manufacturing facility. . . . . . . . . . . . . . . . . . . . . . . . . . .          4,069          4,165
                                                                                               ----------      ---------
                                                                                                  114,944          5,168
          Less current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,972)           (95)
                                                                                               ----------      ---------
          Long-term obligations, less current maturities . . . . . . . . . . . . . . . . .     $  112,972      $   5,073
                                                                                               ----------      ---------
                                                                                               ----------      ---------





     As of September 30, 1997, the future annual principal payments on long-term obligations outstanding at September 30, 1997 were as follows: 1998 - $1,972,000; 1999 - $4,359,000; 2000 - $5,369,000; 2001 - $6,381,000; 2002 -
$6,895,000 and thereafter - $89,968,000.

     In connection with the Recapitalization Transactions (Note 3), the Company issued $85 million in aggregate principal amount of Senior Subordinated Notes (the "Notes") pursuant to an Indenture (the "Indenture") between the Company and the Bank of New York, as trustee. The Notes bear interest at 10 1/8%, payable semi-annually on each June 15 and December 15 commencing December 15, 1997. The total principal balance of the Notes is due June 15, 2007. On or after June 15, 2002, the Notes will be redeemable at the option of the Company, in whole or in part, at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidated damages, if any:
105.063% if redeemed during the twelve-month period beginning on June 15, 2002; 103.375% if redeemed during the twelve-month period beginning on June 15, 2003; 101.688% if redeemed during the twelve-month period beginning on June 15, 2004; and 100% thereafter. Notwithstanding the foregoing, during the first three years following the issue date of the Notes, the Company may redeem up to 33 1/3% of the aggregate principal amount of the Notes with the proceeds of one or more Public Equity

Offerings (as defined in the Indenture) at a redemption price of 110.125% of the principal amount thereof, in each case plus accrued and unpaid interest and liquidated damages, if any. The Notes are guaranteed on a senior subordinated basis by the Company's current and future subsidiaries in the United States. The Indenture requires the Company to comply with various affirmative and negative covenants. The Company was in compliance with all such covenants at September 30, 1997.

     Also in connection with the Recapitalization Transactions, the Company entered into a New Credit Agreement (the "New Credit Agreement") with a group of five lending banks (the "Lenders") including DLJ Capital Funding, Inc. as Syndication Agent and Fleet National Bank as Administrative Agent. The New Credit Agreement provided for a $25 million five-year and six-month term loan (the "Term Loan") borrowed by the Company on June 11, 1997. The Term Loan is repayable in quarterly installments on the 15th day of each September, December, March and June commencing September 15, 1998. Total principal payments due in each future fiscal year are as follows: 1998 - $1,000,000; 1999 - $4,250,000;
2000 - $5,250,000; 2001 - $6,250,000; 2002 - $6,750,000 and; 2003 - $1,500,000.
The Term Loan may be prepaid at any time and is subject to mandatory prepayments if the Company generates Excess Cash Flow (as defined in the New Credit Agreement) in fiscal years after fiscal 1997. The New Credit Agreement also provides for a five-year and six-month revolving credit facility in the amount of $20 million, of which up to $7.5 million may be borrowed in British pounds, French francs or Deutsche marks. The Company had no borrowings outstanding under the revolving credit facility at September 30, 1997. All borrowings under the New Credit Agreement bear interest, at the option of the Company, at either (i) the Base Rate (as defined in the New Credit Agreement) plus 1.5%, or (ii) at the reserve adjusted Euro-Dollar Rate (as defined in the New Credit Agreement) plus 2.50%, subject to reduction upon the achievement of certain performance levels and/or credit ratios. The Term Loan currently bears interest at 8.1875% through December 1997, with interest payable at the end of each one-month period. The New Credit Agreement is secured by all of the Company's assets in the United States (approximately $46.7 million at September 30, 1997) and the pledge of 100% of the stock of its subsidiaries in the United States and 65% of the stock of its foreign subsidiaries. The New Credit Agreement requires the Company to comply with various affirmative, negative and financial covenants. The Company was in compliance with all such covenants at September 30, 1997.

     The Company incurred aggregate debt issuance costs of $4.4 million in connection with the issuance of the Notes and with entering into the New Credit Agreement. Such costs have been deferred and are being amortized over the term of the related debt using the interest method.

7. EMPLOYEE RETIREMENT SAVINGS PLAN

     The Company has a tax deferred retirement savings plan (the "Plan") under
Section 401(k) of the Internal Revenue Code whereby U.S. employees may defer a portion of their compensation through payroll deductions as contributions to the Plan. The Company may match a portion of the savings contribution as prescribed in the Plan. The Company's contributions may be made each year out of accumulated profits in cash, and are at the discretion of the Board of Directors. Contributions by the Company to the Plan were $358,000, $215,000 and $221,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

8. LEASE COMMITMENTS

     The Company rents certain office and plant facilities under operating leases which expire at various dates through 2006, except for a land lease in the U.K. extending to 2103. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased property. Certain leases include renewal options and/or options to purchase the leased property. The Company also rents equipment and other facilities on a month-to-month basis. Total rent expense was $2.2 million for fiscal 1997 and $2.6 million for fiscal 1996 and 1995.

     In 1991, the Company entered into a sale/leaseback arrangement for its San Diego manufacturing facility with an affiliate of a major stockholder. The lease runs through June 2006 with the minimum annual rental of $570,000, subject to annual CPI adjustments. The Company's gain on the transaction was deferred and is being amortized over the original ten-year lease term.

     At September 30, 1997, the annual future minimum lease payments under noncancelable operating leases and the future minimum annual lease receipts under noncancelable subleases are as follows:

                                                       LEASE        LEASE
                                                    PAYMENTS       RECEIPTS
                                                    --------       --------
                                                     (DOLLARS IN THOUSANDS)
          1998 . . . . . . . . . . . . . . .          $2,027           $345
          1999 . . . . . . . . . . . . . . .           1,549            345
          2000 . . . . . . . . . . . . . . .           1,398             58
          2001 . . . . . . . . . . . . . . .           1,181              -
          2002 . . . . . . . . . . . . . . .              64              -
          Later years. . . . . . . . . . . .           3,755              -
                                                    --------       --------
          Total minimum lease payments . . .          $9,974           $748
                                                    --------       --------
                                                    --------       --------


9. STOCKHOLDERS' EQUITY (DEFICIT)

     Prior to June 11, 1997, the Company had two classes of common stock outstanding, Common Stock and Class B Common Stock. The rights and preferences of both classes of common stock were identical, except that holders of Common Stock were entitled to one vote per share and holders of Class B Common Stock were entitled to ten votes per share. The Class B Common Stock was convertible, at the holder's option, into shares of Common Stock on a share for share basis. Total common stock authorized and issued and outstanding in each period presented in the accompanying consolidated financial statements included two million shares of Class B Common Stock through June 11, 1997. In connection with the Recapitalization Transactions (Note 3), all shares of Class B Common Stock were repurchased by the Company and the Company's Certificate of Incorporation was amended to eliminate the Class B Common Stock. The Company's Certificate of Incorporation was also amended effective June 11, 1997 to effect a ten-for-one stock split of its common stock, which was authorized by the Company's Board of Directors on May 30, 1997. All share and per share amounts and stock option data in the accompanying consolidated financial statements have been restated to retroactively reflect the stock split.

     In connection with Yokogawa's purchase of shares of the Company's common stock (Note 4), the Company and its stockholders entered into certain agreements with Yokogawa which provided Yokogawa with certain rights of first refusal through April 1999 if shares of the Company's common stock were offered for sale in certain circumstances defined by the agreements. Yokogawa was also granted the right to appoint one member to the Company's Board of Directors. In connection with the Recapitalization Transactions (Note 3), all such preferential rights of Yokogawa were terminated effective June 11, 1997.

     In accordance with the Company's 1992 Nonqualified Stock Option Plan (the "Stock Option Plan"), options to purchase an aggregate of up to one million shares of Common Stock may be issued at an exercise price equal to the fair value of the shares on the date of grant. Options generally vest and become exercisable over a period not to exceed five years.

     Prior to the Recapitalization Transactions (Note 3), options to purchase 805,000 common shares had been issued and were outstanding. In connection with the Recapitalization Transactions, the Company accelerated the vesting of these outstanding options such that 75% of each option holders' options became fully vested and the Company offered to make cash payments to each option holder as compensation for the surrender of all or a portion of such vested options in a per share amount equal to the price paid to the selling stockholders in the Recapitalization Transactions. Such surrendering option holders were also required to pay a pro rata portion of the expenses incurred by the selling stockholders. Holders of vested options to purchase 472,100 common shares elected to surrender such options in exchange for payments aggregating approximately $6.8 million. The amount of such payments, and related employer expenses of $237,000, were recorded as compensation expense in the accompanying consolidated statement of income for the year ended September 30, 1997.

     A summary of stock option transactions is as follows:

                                                                    WEIGHTED
                                                                     AVERAGE
                                                     SHARES      EXERCISE PRICE
                                                    --------     --------------
Outstanding at September 30, 1994. . . . . .         560,000        $  1.80
    Granted. . . . . . . . . . . . . . . . .         308,000           5.21
    Canceled . . . . . . . . . . . . . . . .         (42,000)          1.25
    Exercised. . . . . . . . . . . . . . . .         (40,000)          1.25
                                                    --------
Outstanding at September 30, 1995. . . . . .         786,000           3.19
    Granted. . . . . . . . . . . . . . . . .         175,000           6.96
    Canceled . . . . . . . . . . . . . . . .        (118,000)          2.12
    Exercised. . . . . . . . . . . . . . . .             -              -
                                                    --------
Outstanding at September 30, 1996. . . . . .         843,000           4.12
    Granted. . . . . . . . . . . . . . . . .         141,788          17.91
    Canceled . . . . . . . . . . . . . . . .        (525,600)          4.08
    Exercised. . . . . . . . . . . . . . . .             -              -
                                                    --------
Outstanding at September 30, 1997. . . . . .         459,188           8.43
                                                    --------
                                                    --------


     As of September 30, 1997 and 1996, options to purchase 144,149 and 116,000 shares, respectively, were exercisable and at September 30, 1997, 500,812 shares are available for future grant under the Stock Option Plan.

     Exercise prices and weighted average remaining contractual lives for the options outstanding under the Stock Option Plan as of September 30, 1997 are as follows:


                    OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
----------------------------------------------------------------  ------------------------------
                                    WEIGHTED
                                     AVERAGE
                     NUMBER OF      REMAINING       WEIGHTED       NUMBER OF       WEIGHTED
                      OPTIONS      CONTRACTUAL       AVERAGE        OPTIONS         AVERAGE
  EXERCISE PRICES   OUTSTANDING    LIFE (YEARS)   EXERCISE PRICE  EXERCISABLE    EXERCISE PRICE
------------------ -------------- -------------- ---------------- ------------- ----------------
   $  1.25              87,750            4.6        $  1.25         62,500           1.25
      2.57              63,000            4.6           2.57         16,500           2.57
      5.21             140,650            4.6           5.21         43,400           5.21
     12.50 - 17.91     167,788            4.6          17.07         21,749          13.74
                   --------------                                 -------------
                       459,188                                      144,149
                   --------------                                 -------------
                   --------------                                 -------------



     The weighted average fair value per share of options granted in fiscal 1997 and 1996 is $4.30 and $1.90, respectively. SFAS 123 requires pro forma information to be disclosed regarding the amount of net income determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. For the purpose of determining such pro forma net income, the fair value of these options was estimated as of the date of grant using the minimum value method provided for in SFAS 123 with the following assumptions for 1997 and 1996: risk-free interest rate of 6%, no annual dividends and an expected option life of five years. The effect of applying the minimum value method of SFAS 123 to options granted in 1997 and 1996 did not result in pro forma net income amounts that are materially different from amounts reported. Accordingly, no such pro forma information is presented herein.

10. PROVISION FOR RESTRUCTURING OPERATIONS

     In fiscal year 1996, the Company initiated a plan to restructure certain corporate management functions, its European manufacturing, service and sales activities and its San Diego manufacturing activities. The restructuring costs primarily include expenses for employee severance and the transition of certain manufacturing operations. A provision for the restructuring of $1.8 million is included in the accompanying consolidated statement of income for fiscal 1996. The restructuring plan was substantially completed during fiscal 1997.

11. INCOME TAXES

     The provision for income taxes is comprised as follows:

                                                  YEARS ENDED SEPTEMBER 30,
                                                 --------------------------
                                                   1997      1996      1995
                                                 ------    ------    ------
                                                   (DOLLARS IN THOUSANDS)
          Federal:
            Current. . . . . . . . . . . . .     $  755    $2,677      $910
            Deferred . . . . . . . . . . . .      1,304    (1,945)     (910)
                                                 ------    ------    ------
                                                  2,059       732         -
                                                 ------    ------    ------
          State:
            Current. . . . . . . . . . . . .        235     1,015       196
            Deferred . . . . . . . . . . . .        215      (498)     (196)
                                                 ------    ------    ------
                                                    450       517         -
                                                 ------    ------    ------
          Foreign:
            Current. . . . . . . . . . . . .        652     1,117       613
            Deferred . . . . . . . . . . . .       (283)   (1,401)        3
                                                 ------    ------    ------
                                                    369      (284)      616
                                                 ------    ------    ------
                                                 $2,878    $  965      $616
                                                 ------    ------    ------
                                                 ------    ------    ------


    The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense is as follows:


                                                                           YEARS ENDED SEPTEMBER 30,
                                                                          --------------------------
                                                                           1997      1996      1995
                                                                          ------    ------    ------
          Federal income tax at statutory rate . . . . . . . . . . . .      34.0%     34.0%     34.0%
          State income taxes, net of federal tax benefit . . . . . . .       3.3       4.8       3.5
          Foreign tax rate below federal statutory rate. . . . . . . .      (1.2)     (1.4)        -
          Benefit from foreign sales corporation . . . . . . . . . . .      (3.6)     (1.0)     (4.1)
          Amortization of goodwill . . . . . . . . . . . . . . . . . .       1.2       0.8       2.5
          Other, net . . . . . . . . . . . . . . . . . . . . . . . . .      (1.5)      0.3       0.5
          Utilization of previously unbenefited loss carryforwards . .         -         -      (3.0)
                                                                          ------    ------    ------
                                                                            32.2      37.5      33.4
          Decrease in valuation allowance. . . . . . . . . . . . . . .         -     (30.8)    (16.7)
                                                                          ------    ------    ------
          Effective income tax rate. . . . . . . . . . . . . . . . . .      32.2%      6.7%     16.7%
                                                                          ------    ------    ------
                                                                          ------    ------    ------



     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1997 and 1996 are set forth in the following table. A valuation allowance of $6.2 million was recognized at September 30, 1995 as an offset to certain of the deferred tax assets, as realization of such assets was uncertain. The valuation allowance was fully removed as of September 30, 1996, since it is more likely than not that the deferred tax assets will be realized.

     The significant components of deferred tax assets and liabilities at September 30, result from:


                                                                1997          1996
                                                              ----------    ---------
                                                              (DOLLARS IN THOUSANDS)
          Deferred tax assets:
            Inventories. . . . . . . . . . . . . . . . . . .    $  777         $1,634
            Accrued and unpaid expenses. . . . . . . . . . .       983          1,521
            Deferred income. . . . . . . . . . . . . . . . .       189            217
            State taxes. . . . . . . . . . . . . . . . . . .       130            345
            Foreign net operating loss carryforwards . . . .     1,683          1,400
                                                              --------       --------
          Total deferred tax assets. . . . . . . . . . . . .     3,762          5,117
          Deferred tax liability - depreciation differences.       (50)          (171)
                                                              --------       --------
          Net deferred tax assets. . . . . . . . . . . . . .    $3,712         $4,946
                                                              --------       --------
                                                              --------       --------



     As of September 30, 1997, the Company's French and German subsidiaries had net operating loss carryforwards of approximately $1.9 million each. The French carryforward will expire in 2000 if not previously utilized and the German carryforward can be used indefinitely.

12. GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment: the design, manufacture and distribution of electronic test equipment and measurement tools. In the table below, sales, income before provision for income taxes and total assets are reported based on the location of the Company's facilities. Intercompany transfers are made at arm's length between the various geographic areas.


                                                                           YEARS ENDED SEPTEMBER 30,
                                                                  ---------------------------------------
                                                                     1997           1996           1995
                                                                  ---------      ----------     ---------
                                                                           (DOLLARS IN THOUSANDS)
Sales:
United States:
  Sales to unaffiliated domestic customers . . . . . . . . .      $  59,921      $  62,069      $  54,175
  Export sales . . . . . . . . . . . . . . . . . . . . . . .         16,810         16,876         11,584
  Interarea transfers. . . . . . . . . . . . . . . . . . . .          8,923          6,809          3,942
                                                                  ---------      ---------      ---------
                                                                     85,654         85,754         69,701
Europe:
  Sales to unaffiliated customers. . . . . . . . . . . . . .         77,107         70,141         67,580
  Interarea transfers. . . . . . . . . . . . . . . . . . . .         25,548         24,519         19,929
                                                                  ---------      ---------      ---------
                                                                    102,655         94,660         87,509
Asia:
  Sales to unaffiliated customers. . . . . . . . . . . . . .          1,441          1,907            280
  Interarea transfers. . . . . . . . . . . . . . . . . . . .             90             24             54
                                                                  ---------      ---------      ---------
                                                                      1,531          1,931            334
Eliminations . . . . . . . . . . . . . . . . . . . . . . . .        (34,561)       (31,352)       (23,925)
                                                                  ---------      ---------      ---------
Consolidated sales . . . . . . . . . . . . . . . . . . . . .      $ 155,279      $ 150,993      $ 133,619
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------

Income before provision for income taxes:
  United States. . . . . . . . . . . . . . . . . . . . . . .      $  14,688      $  17,711      $   6,021
  Europe . . . . . . . . . . . . . . . . . . . . . . . . . .          1,778          3,033         (2,162)
  Asia . . . . . . . . . . . . . . . . . . . . . . . . . . .           (375)           724           (224)
  Corporate expenses and eliminations. . . . . . . . . . . .         (7,150)        (7,028)            50
                                                                  ---------      ---------      ---------
Consolidated income before provision for income taxes. . . .      $   8,941      $  14,440      $   3,685
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------

Total Assets:
  United States. . . . . . . . . . . . . . . . . . . . . . .      $  86,968      $  82,415      $  51,609
  Europe . . . . . . . . . . . . . . . . . . . . . . . . . .         33,741         34,958         34,595
  Asia . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,310          1,258            935
  Eliminations . . . . . . . . . . . . . . . . . . . . . . .        (44,666)       (49,779)       (24,561)
                                                                  ---------      ---------      ---------
Consolidated total assets. . . . . . . . . . . . . . . . . .      $  77,353      $  68,852      $  62,578
                                                                  ---------      ---------      ---------
                                                                  ---------      ---------      ---------

13. LITIGATION AND OTHER CLAIMS

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. It is management's opinion that the likely outcome of any such proceedings and claims would not have a material adverse effect on the Company's future results of operations or financial position.

     The Company was notified in fiscal 1997 by a competitor that it believed that certain products of the Company infringed on a patent issued to the competitor. In November 1997, the Company entered into a License Agreement with the competitor under which the Company obtained a retroactive and prospective license to the patent for a licensing fee of $3 million, payable $1 million on January 1, 1998, and $667,000, $667,000 and $666,000 on or before the first business day of calendar years 1999, 2000 and 2001, respectively. The Company will record the licensing fee as expense in proportion to the revenue generated from the products effected by the patent. Accordingly, the Company has accrued, in "other current liabilities," $850,000 through September 30, 1997, of which a significant amount was provided in prior years, representing the estimated portion of the license fee that relates to revenue recognized through September 30, 1997. The remaining $2,150,000 will be recorded to expense over the future estimated life of the product, in proportion to the revenue received.

14. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA

     The Company's payment obligations under the Notes issued in the Recapitalization Transactions are guaranteed by all of the Company's current and future domestic subsidiaries (collectively, the "Subsidiary Guarantors"). Wavetek U.S. Inc. is the only current Subsidiary Gurantor. Such guarantee is full and unconditional and future guarantees will be joint and several. Separate financial statements of the Subsidiary Guarantor are not presented because the Company's management has deemed that they would not be material to investors. The following supplemental condensed consolidating financial data sets forth, on an unconsolidated basis, balance sheets, statements of income and statements of cash flows data for (i) the Company ("Wavetek Corporation"), (ii) the current Subsidiary Guarantor and (iii) the Company's current foreign subsidiaries (the "Foreign Subsidiaries"). The supplemental financial data reflects the investments of Wavetek Corporation in the Subsidiary Guarantor and the Foreign Subsidiaries using the equity method of accounting.

                             CONSOLIDATING BALANCE SHEETS
                               AS OF SEPTEMBER 30, 1997
               (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       WAVETEK      SUBSIDIARY      FOREIGN
                                                     CORPORATION    GUARANTOR     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     -----------    ----------    ------------   ------------   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . .       $   -          $ 4,575        $ 1,120       $    -          $ 5,695
  Short-term investments, available for sale . .           -              996            -              -              996
  Accounts receivable (less allowance for
    doubtful accounts of $851) . . . . . . . . .          (103)        20,202         16,230        (10,469)        25,860
  Inventories. . . . . . . . . . . . . . . . . .           -            5,758         11,084           (905)        15,937
  Refundable income taxes. . . . . . . . . . . .         4,134         (3,521)             3            -              616
  Deferred income taxes. . . . . . . . . . . . .         2,301          1,310            -              -            3,611
  Other current assets . . . . . . . . . . . . .            63            246          1,421            -            1,730
                                                     -----------    ----------    ------------   ------------   ------------
Total current assets . . . . . . . . . . . . . .         6,395         29,566         29,858        (11,374)        54,445
Property and equipment, net. . . . . . . . . . .         5,690          4,428          5,015            (23)        15,110
Debt issuance costs, net . . . . . . . . . . . .         4,233            -              -              -            4,233
Intangible assets, net . . . . . . . . . . . . .         3,224            -               57            -            3,281
Deferred income taxes. . . . . . . . . . . . . .            (4)           105            -              -              101
Other assets . . . . . . . . . . . . . . . . . .           226             46             96           (185)           183
Investment in subsidiaries . . . . . . . . . . .        33,059            -               25        (33,084)           -
                                                     -----------    ----------    ------------   ------------   ------------
Total assets . . . . . . . . . . . . . . . . . .       $52,823        $34,145        $35,051       $(44,666)       $77,353
                                                     -----------    ----------    ------------   ------------   ------------
                                                     -----------    ----------    ------------   ------------   ------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable to banks . . . . . . . . . . . .       $   -          $   -          $ 3,859       $    -          $ 3,859
  Trade accounts payable . . . . . . . . . . . .         5,215          5,795         12,817        (10,471)        13,356
  Accrued compensation . . . . . . . . . . . . .           418          1,486          4,130            -            6,034
  Income taxes payable . . . . . . . . . . . . .           -                -            522            -              522
  Other current liabilities. . . . . . . . . . .         4,727          3,042          2,077              1          9,847
  Current maturities of long-term obligations. .         1,097            -              875            -            1,972
                                                     -----------    ----------    ------------   ------------   ------------
Total current liabilities. . . . . . . . . . . .        11,457         10,323         24,280        (10,470)        35,590
Long-term obligations, less current maturities .       112,971            -              186           (185)       112,972
Deferred income and other liabilities. . . . . .            35            369             27            -              431
Commitments and contingencies. . . . . . . . . .
Stockholders' equity (deficit):
  Common stock, par value $.01; authorized,
    15,000 shares; issued and outstanding,
    4,885 shares . . . . . . . . . . . . . . . .            49            -              -              -               49
  Additional paid-in capital . . . . . . . . . .        43,741          2,137         15,064        (17,201)        43,741
  Retained earnings (accumulated deficit). . . .      (115,048)        21,316         (4,124)       (17,192)      (115,048)
  Foreign currency translation adjustments . . .          (382)           -             (382)           382           (382)
                                                     -----------    ----------    ------------   ------------   ------------
Total stockholders' equity (deficit) . . . . . .       (71,640)        23,453         10,558        (34,011)       (71,640)
                                                     -----------    ----------    ------------   ------------   ------------
Total liabilities and stockholders' equity (deficit)   $52,823        $34,145        $35,051       $(44,666)       $77,353
                                                     -----------    ----------    ------------   ------------   ------------
                                                     -----------    ----------    ------------   ------------   ------------

                         CONSOLIDATING BALANCE SHEETS
                           AS OF SEPTEMBER 30, 1996
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       WAVETEK      SUBSIDIARY      FOREIGN
                                                     CORPORATION    GUARANTOR     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     -----------    ----------    ------------   ------------   ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . .       $   -          $ 4,845        $ 1,281       $    -          $ 6,126
  Accounts receivable (less allowance for
    doubtful accounts of $2,023) . . . . . . . .         3,042         18,657         15,123        (15,956)        20,866
  Inventories. . . . . . . . . . . . . . . . . .          (479)         6,277         14,496           (986)        19,308
  Deferred income taxes. . . . . . . . . . . . .         2,660          1,845            -              -            4,505
  Other current assets . . . . . . . . . . . . .             6            148          1,034            -            1,188
                                                     -----------    ----------    ------------   ------------   ------------
Total current assets . . . . . . . . . . . . . .         5,229         31,772         31,934        (16,942)        51,993
Property and equipment, net. . . . . . . . . . .         4,495          3,731          4,075           (107)        12,194
Intangible assets, net . . . . . . . . . . . . .         3,490            288             99            (10)         3,867
Deferred income taxes. . . . . . . . . . . . . .           430            182            -             (171)           441
Other assets . . . . . . . . . . . . . . . . . .           281            196             83           (203)           357
Investment in subsidiaries . . . . . . . . . . .        32,492            -               25        (32,517)           -
                                                     -----------    ----------    ------------   ------------   ------------
Total assets . . . . . . . . . . . . . . . . . .       $46,417        $36,169        $36,216       $(49,950)       $68,852
                                                     -----------    ----------    ------------   ------------   ------------
                                                     -----------    ----------    ------------   ------------   ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks . . . . . . . . . . . .       $   -          $   -          $   786       $    -          $   786
  Trade accounts payable . . . . . . . . . . . .         6,168          7,027         14,701        (15,889)        12,007
  Accrued compensation . . . . . . . . . . . . .         1,454          1,827          4,187            -            7,468
  Income taxes payable . . . . . . . . . . . . .           -              460            967            -            1,427
  Other current liabilities. . . . . . . . . . .         1,883          1,884          5,047            (67)         8,747
  Current maturities of long-term obligations. .            93            -                2            -               95
                                                     -----------    ----------    ------------   ------------   ------------
Total current liabilities. . . . . . . . . . . .         9,598         11,198         25,690        (15,956)        30,530
Long-term obligations, less current maturities .         4,069            -            1,207           (203)         5,073
Deferred income and other liabilities. . . . . .            62            625             45           (171)           561
Commitments and contingencies. . . . . . . . . .
Stockholders' equity:
  Common stock, par value $.01; authorized,
    15,000 shares; issued and outstanding,
    10,974 shares. . . . . . . . . . . . . . . .           110            -              -              -              110
  Additional paid-in capital . . . . . . . . . .         5,538          2,137         12,468        (14,605)         5,538
  Retained earnings. . . . . . . . . . . . . . .        26,746         22,209         (3,488)       (18,721)        26,746
  Foreign currency translation adjustments . . .           294            -              294           (294)           294
                                                     -----------    ----------    ------------   ------------   ------------
Total stockholders' equity . . . . . . . . . . .        32,688         24,346          9,274        (33,620)        32,688
                                                     -----------    ----------    ------------   ------------   ------------
Total liabilities and stockholders' equity . . .       $46,417        $36,169        $36,216       $(49,950)       $68,852
                                                     -----------    ----------    ------------   ------------   ------------
                                                     -----------    ----------    ------------   ------------   ------------

                      CONSOLIDATING STATEMENTS OF INCOME
                     FOR THE YEAR ENDED SEPTEMBER 30, 1997
                            (DOLLARS IN THOUSANDS)



                                                       WAVETEK      SUBSIDIARY      FOREIGN
                                                     CORPORATION    GUARANTOR     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     -----------    ----------    ------------   ------------   ------------
Net sales. . . . . . . . . . . . . . . . . . . .       $   -          $85,654       $104,186       $(34,561)      $155,279
Cost of goods sold . . . . . . . . . . . . . . .          (551)        37,992         68,599        (34,724)        71,316
                                                     -----------    ----------    ------------   ------------   ------------
Gross margin . . . . . . . . . . . . . . . . . .           551         47,662         35,587            163         83,963
Operating expenses:
  Marketing and selling. . . . . . . . . . . . .         1,123         17,912         18,352            -           37,387
  Research and development . . . . . . . . . . .           (47)         9,533          5,862            -           15,348
  General and administrative . . . . . . . . . .         2,608          3,757          4,387            (10)        10,742
  Stock option compensation related to
    recapitalization . . . . . . . . . . . . . .         1,926          2,318          2,817            -            7,061
                                                     -----------    ----------    ------------   ------------   ------------
                                                         5,610         33,520         31,418            (10)        70,538
                                                     -----------    ----------    ------------   ------------   ------------
Operating income (loss). . . . . . . . . . . . .        (5,059)        14,142          4,169            173         13,425
Non-operating income (expense):
  Interest income. . . . . . . . . . . . . . . .            76            282             32            (75)           315
  Interest expense . . . . . . . . . . . . . . .        (3,842)           -             (241)            75         (4,008)
  Equity in net income of subsidiaries . . . . .         9,948            -              -           (9,948)           -
  Other, net . . . . . . . . . . . . . . . . . .         1,502            264         (2,557)           -             (791)
                                                     -----------    ----------    ------------   ------------   ------------
                                                         7,684            546         (2,766)        (9,948)        (4,484)
                                                     -----------    ----------    ------------   ------------   ------------
Income before provision for income taxes . . . .         2,625         14,688          1,403         (9,775)         8,941
Provision for income taxes . . . . . . . . . . .        (3,438)         5,581            735            -            2,878
                                                     -----------    ----------    ------------   ------------   ------------
Net income . . . . . . . . . . . . . . . . . . .       $ 6,063        $ 9,107       $    668        $(9,775)      $  6,063
                                                     -----------    ----------    ------------   ------------   ------------
                                                     -----------    ----------    ------------   ------------   ------------

                      CONSOLIDATING STATEMENTS OF INCOME
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996
                            (DOLLARS IN THOUSANDS)



                                                       WAVETEK      SUBSIDIARY      FOREIGN
                                                     CORPORATION    GUARANTOR     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     -----------    ----------    ------------   ------------   ------------
Net sales. . . . . . . . . . . . . . . . . . . .       $   -          $85,754        $96,592       $(31,353)      $150,993
Cost of goods sold . . . . . . . . . . . . . . .           616         42,141         60,774        (31,167)        72,364
                                                     -----------    ----------    ------------   ------------   ------------
Gross margin . . . . . . . . . . . . . . . . . .          (616)        43,613         35,818           (186)        78,629

Operating expenses:
  Marketing and selling. . . . . . . . . . . . .           959         16,215         19,023            -           36,197
  Research and development . . . . . . . . . . .           (52)         5,451          7,518            -           12,917
  General and administrative . . . . . . . . . .         3,374          4,323          3,927            (12)        11,612
  Provision for restructuring operations . . . .         1,832            -              -              -            1,832
                                                     -----------    ----------    ------------   ------------   ------------
                                                         6,113         25,989         30,468            (12)        62,558
                                                     -----------    ----------    ------------   ------------   ------------
Operating income (loss). . . . . . . . . . . . .        (6,729)        17,624          5,350           (174)        16,071
Non-operating income (expense):
  Interest income. . . . . . . . . . . . . . . .           142             76             83           (134)           167
  Interest expense . . . . . . . . . . . . . . .          (388)           (77)          (431)           134           (762)
  Equity in net income of subsidiaries . . . . .        17,952            -              -          (17,952)           -
  Other, net . . . . . . . . . . . . . . . . . .           483             88         (1,245)          (362)        (1,036)
                                                     -----------    ----------    ------------   ------------   ------------
                                                        18,189             87         (1,593)       (18,314)        (1,631)
                                                     -----------    ----------    ------------   ------------   ------------
Income before provision for income taxes . . . .        11,460         17,711          3,757        (18,488)        14,440
Provision for income taxes . . . . . . . . . . .        (2,015)         1,863          1,117            -              965
                                                     -----------    ----------    ------------   ------------   ------------
Net income . . . . . . . . . . . . . . . . . . .       $13,475        $15,848        $ 2,640       $(18,488)      $ 13,475
                                                     -----------    ----------    ------------   ------------   ------------
                                                     -----------    ----------    ------------   ------------   ------------

                       CONSOLIDATING STATEMENTS OF INCOME
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995
                             (DOLLARS IN THOUSANDS)


                                                       WAVETEK      SUBSIDIARY      FOREIGN
                                                     CORPORATION    GUARANTOR     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     -----------    ----------    ------------   ------------   ------------
Net sales. . . . . . . . . . . . . . . . . . . .       $   -          $69,701        $87,843       $(23,925)      $133,619
Cost of goods sold . . . . . . . . . . . . . . .          (301)        40,090         56,741        (23,881)        72,649
                                                     -----------    ----------    ------------   ------------   ------------
Gross margin . . . . . . . . . . . . . . . . . .           301         29,611         31,102            (44)        60,970

Operating expenses:
  Marketing and selling. . . . . . . . . . . . .           (56)        14,092         18,550            -           32,586
  Research and development . . . . . . . . . . .           (43)         4,193          7,946            -           12,096
  General and administrative . . . . . . . . . .         2,066          3,192          4,143            (10)         9,391
                                                     -----------    ----------    ------------   ------------   ------------
                                                         1,967         21,477         30,639            (10)        54,073
                                                     -----------    ----------    ------------   ------------   ------------
Operating income (loss). . . . . . . . . . . . .        (1,666)         8,134            463            (34)         6,897
Non-operating income (expense):
  Interest income. . . . . . . . . . . . . . . .           147             11            191           (259)            90
  Interest expense . . . . . . . . . . . . . . .          (495)          (232)          (722)           259         (1,190)
  Loss on sale and leaseback financing . . . . .           -           (1,824)           -              -           (1,824)
  Equity in net income of subsidiaries . . . . .         1,137            -              -           (1,137)           -
  Other, net . . . . . . . . . . . . . . . . . .         2,159            (68)        (2,318)           (61)          (288)
                                                     -----------    ----------    ------------   ------------   ------------
                                                         2,948         (2,113)        (2,849)        (1,198)        (3,212)
                                                     -----------    ----------    ------------   ------------   ------------
Income (loss) before provision for income
   taxes . . . . . . . . . . . . . . . . . . . .         1,282          6,021         (2,386)        (1,232)         3,685
Provision for income taxes . . . . . . . . . . .        (1,837)         1,597            856            -              616
                                                     -----------    ----------    ------------   ------------   ------------
Net income (loss). . . . . . . . . . . . . . . .       $ 3,119        $ 4,424        $(3,242)      $ (1,232)      $  3,069
                                                     -----------    ----------    ------------   ------------   ------------
                                                     -----------    ----------    ------------   ------------   ------------

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                     FOR THE YEAR ENDED SEPTEMBER 30, 1997
                            (DOLLARS IN THOUSANDS)


                                                       WAVETEK      SUBSIDIARY      FOREIGN
                                                     CORPORATION    GUARANTOR     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     -----------    ----------    ------------   ------------   ------------
Net cash provided by (used in) operating
  activities . . . . . . . . . . . . . . . . . .       $(6,832)       $12,469        $ 1,898        $   -          $ 7,535
INVESTING ACTIVITIES
Purchase of short-term investments . . . . . . .           -           (3,000)           -              -           (3,000)
Proceeds from sale of short-term investments . .           -            2,004            -              -            2,004
Purchase of property and equipment . . . . . . .        (1,532)        (1,896)        (2,606)           -           (6,034)
Other investing activities . . . . . . . . . . .            27            153              2            -              182
                                                     -----------    ----------    ------------   ------------   ------------
Net cash used in investing activities. . . . . .        (1,505)        (2,739)        (2,604)           -           (6,848)
FINANCING ACTIVITIES
Issuance of common shares for cash . . . . . . .        42,849            -              -              -           42,849
Repurchase of common shares and stock options
  for cash . . . . . . . . . . . . . . . . . . .      (152,564)           -              -              -         (152,564)
Proceeds from revolving lines of credit and
  long-term obligations. . . . . . . . . . . . .       110,000            -            5,030            -          115,030
Principal payments on revolving lines of credit
  and long-term obligations. . . . . . . . . . .           (94)           -           (1,747)           -           (1,841)
Debt issuance costs. . . . . . . . . . . . . . .        (4,417)           -              -                          (4,417)
Dividends from subsidiaries to Wavetek
  Corporation. . . . . . . . . . . . . . . . . .        11,304        (10,000)        (1,304)           -              -
Capital contributions from Wavetek
  Corporation to subsidiaries. . . . . . . . . .        (2,578)           -            2,578            -              -
Repayment of loans from Wavetek Corporation
  to subsidiaries. . . . . . . . . . . . . . . .         3,837            -           (3,837)           -              -
                                                     -----------    ----------    ------------   ------------   ------------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . .         8,337        (10,000)           720            -             (943)
Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . .           -              -             (175)           -             (175)
                                                     -----------    ----------    ------------   ------------   ------------
Decrease in cash and cash equivalents. . . . . .           -             (270)          (161)           -             (431)
Cash and cash equivalents at beginning of year .           -            4,845          1,281            -            6,126
                                                     -----------    ----------    ------------   ------------   ------------
Cash and cash equivalents at end of year . . . .       $   -          $ 4,575        $ 1,120        $   -          $ 5,695
                                                     -----------    ----------    ------------   ------------   ------------
                                                     -----------    ----------    ------------   ------------   ------------

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                     FOR THE YEAR ENDED SEPTEMBER 30, 1996
                            (DOLLARS IN THOUSANDS)


                                                       WAVETEK      SUBSIDIARY      FOREIGN
                                                     CORPORATION    GUARANTOR     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     -----------    ----------    ------------   ------------   ------------
Net cash provided by operating activities. . . .       $ 1,285        $ 9,252        $ 4,539        $   -          $15,076
INVESTING ACTIVITIES
Proceeds from sale of business . . . . . . . . .            93            310            (65)           -              338
Purchase of property and equipment . . . . . . .          (236)        (2,631)        (1,677)           -           (4,544)
Other investing activities . . . . . . . . . . .           107            191            (42)           -              256
                                                     -----------    ----------    ------------   ------------   ------------
Net cash used in investing activities. . . . . .           (36)        (2,130)        (1,784)           -           (3,950)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit and
  long-term obligations. . . . . . . . . . . . .           -           11,713          3,219            -           14,932
Principal payments on revolving lines of credit
  and long-term obligations. . . . . . . . . . .           (85)       (16,246)        (7,244)           -          (23,575)
Dividends from subsidiaries to Wavetek
  Corporation. . . . . . . . . . . . . . . . . .           553            -             (553)           -              -
Loans from Wavetek Corporation to
  subsidiaries . . . . . . . . . . . . . . . . .        (3,819)           -            3,819            -              -
Repayment of loans from Wavetek Corporation
  to subsidiaries. . . . . . . . . . . . . . . .         2,102            -           (2,102)           -              -
                                                     -----------    ----------    ------------   ------------   ------------
Net cash used in financing activities. . . . . .        (1,249)        (4,533)        (2,861)           -           (8,643)
Effect of exchange rate changes on cash and cash
  equivalents. . . . . . . . . . . . . . . . . .           -              -              (46)           -              (46)
                                                     -----------    ----------    ------------   ------------   ------------
Increase (decrease) in cash and cash equivalents           -            2,589           (152)           -            2,437
Cash and cash equivalents at beginning of year .           -            2,256          1,433            -            3,689
                                                     -----------    ----------    ------------   ------------   ------------
Cash and cash equivalents at end of year . . . .       $   -          $ 4,845        $ 1,281        $   -          $ 6,126
                                                     -----------    ----------    ------------   ------------   ------------
                                                     -----------    ----------    ------------   ------------   ------------

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                     FOR THE YEAR ENDED SEPTEMBER 30, 1995
                            (DOLLARS IN THOUSANDS)


                                                       WAVETEK      SUBSIDIARY      FOREIGN
                                                     CORPORATION    GUARANTOR     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                     -----------    ----------    ------------   ------------   ------------
Net cash provided by operating activities. . . .       $ 2,248        $ 6,675        $ 3,625        $   -         $ 12,548
INVESTING ACTIVITIES
Purchase of business, net of seller financing. .        (2,057)        (1,114)       (14,514)           -          (17,685)
Purchase of property and equipment . . . . . . .          (132)        (1,547)        (1,241)           -           (2,920)
Other investing activities . . . . . . . . . . .           (89)            30            281            -              222
                                                     -----------    ----------    ------------   ------------   ------------
Net cash used in investing activities. . . . . .        (2,278)        (2,631)       (15,474)           -          (20,383)
FINANCING ACTIVITIES
Issuance of common shares for cash . . . . . . .         7,595            -              -              -            7,595
Repurchase of common shares for cash . . . . . .        (3,200)           -              -              -           (3,200)
Proceeds from sale and leaseback financing . . .           -            4,321            -              -            4,321
Proceeds from revolving lines of credit and
  long-term obligations. . . . . . . . . . . . .           -           24,428          7,027            -           31,455
Principal payments on revolving lines of credit
  and long-term obligations. . . . . . . . . . .           (71)       (29,395)        (2,663)           -          (32,129)
Dividends from subsidiaries to Wavetek
  Corporation. . . . . . . . . . . . . . . . . .         7,497         (4,000)        (3,497)           -              -
Repayment of loans from stockholders . . . . . .          (360)           -              -              -             (360)
Loans from Wavetek Corporation to
  subsidiaries . . . . . . . . . . . . . . . . .        (2,305)           -            2,305            -              -
Repayment of loans from subsidiaries to
  Wavetek Corporation. . . . . . . . . . . . . .        (2,540)         2,540            -              -              -
Capital contributions from Wavetek
  Corporation to subsidiaries. . . . . . . . . .        (6,568)           -            6,568            -              -
                                                     -----------    ----------    ------------   ------------   ------------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . .            48         (2,106)         9,740            -            7,682
Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . .           -              -               35            -               35
                                                     -----------    ----------    ------------   ------------   ------------
Increase (decrease) in cash and cash equivalents            18          1,938         (2,074)           -             (118)
Cash and cash equivalents at beginning of year .           (18)           318          3,507            -            3,807
                                                     -----------    ----------    ------------   ------------   ------------
Cash and cash equivalents at end of year . . . .       $   -          $ 2,256        $ 1,433        $   -          $ 3,689
                                                     -----------    ----------    ------------   ------------   ------------
                                                     -----------    ----------    ------------   ------------   ------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

    Set forth below is certain information regarding each director and executive officer of the Company:

    NAME                          AGE       POSITION
    --------------------------    ---       ----------------------------------------------------------
    Terence J. Gooding (1)(3)     63        Chairman of the Board and Chief Executive Officer
    Derek T. Morikawa (1)         42        President, Chief Operating Officer and Director
    Ben J. Constantini            54        Executive Vice President, Sales and Director
    Joseph A. Budano              36        Senior Vice President, North American Operations
    Vickie L. Capps               36        Treasurer, Secretary, Vice President and Chief Financial
                                              Officer
    Kenneth Baker (2)             63        Director
    Malcolm R. Bates (1)(3)       63        Director
    Kenneth D. Moelis (1)         38        Director
    Peter J. Nolan (1)(2)(3)      38        Director
    David B. Wilson (2)(3)        38        Director

-----------

(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee


    The following are biographies of the Company's executive officers and directors:

    TERENCE J. GOODING, CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER. In June 1991, Terence J. Gooding formed a holding company to acquire Wavetek Corporation. Dr. Gooding has been involved in the management of technology companies since 1965 when he formed Maxwell Laboratories, which today is a successful defense contractor. He was President of Kratos (1971-1979), Chairman of the Board of Cambridge Instruments and Leica plc (1979-1990), and President of Picker International (1981-1986).

    DEREK T. MORIKAWA, PRESIDENT, CHIEF OPERATING OFFICER AND DIRECTOR. Derek Morikawa has been with Wavetek for 11 years, and was promoted to President and Chief Operating Officer in October 1996. Prior to that he was Executive Vice President of Operations, managing Wavetek's Operating Divisions and integrating the Wireless and Telecom businesses acquired from Schlumberger in October 1994. Mr. Morikawa has been Vice President and General Manager of the Indianapolis CATV Division, the San Diego LAN Division, and the former Microwave Division of Wavetek. Prior to joining Wavetek, Mr. Morikawa spent seven years with the Microwave Instrumentation Division of Hewlett-Packard where he managed the Product Marketing Department.

    BEN J. CONSTANTINI, EXECUTIVE VICE PRESIDENT, SALES AND DIRECTOR. Ben J. Constantini joined Wavetek in June 1991 with responsibility for worldwide sales and customer service. Prior to joining Wavetek, Mr. Constantini was President of North American Operations for Leica, plc. He has also been Senior Vice President, Sales for Picker International and District Sales Manager for Seimens Medical Systems, Inc. Prior to that, he spent ten years with General Motors in various management positions.

    JOSEPH A. BUDANO, SENIOR VICE PRESIDENT, NORTH AMERICAN OPERATIONS. Joseph
A. Budano joined Wavetek in April 1994 as the General Manger of the CATV Division. Mr. Budano has since been promoted to his current position of Senior Vice President, North American Operations with responsibility for Wavetek's CATV, LAN and Test Tools Divisions. Prior to joining Wavetek, Mr. Budano worked at the Boston Consulting Group as a Management Consultant and held several positions in Development Engineering and Manufacturing at Motorola's Paging Products and Land Mobile Products Divisions.

    VICKIE L. CAPPS, TREASURER, SECRETARY, VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. Vickie L. Capps joined Wavetek in October 1992 as Group Controller - North America and was later promoted to Vice President, Corporate Finance and in October 1996 to her current position as Chief Financial Officer. Ms. Capps is also the Secretary and Treasurer of the Company. Prior to joining Wavetek, Ms. Capps was a Senior Manager at Ernst & Young LLP where she specialized in providing audit and consulting services, for over ten years, to both publicly and privately owned corporations in technology and other industries. Ms. Capps is a Certified Public Accountant.

    KENNETH BAKER, DIRECTOR. Kenneth Baker has served as a director of Wavetek since 1992. Lord Baker has served as a member of Parliament in the United Kingdom since 1968. In the early 1980's he was the Minister of Information Technology and later was promoted to Margaret Thatcher's Cabinet and served as Environment Secretary, Education Secretary and Home Secretary. He served as Chairman of the Conservative Party from 1989 to 1990 and was introduced to the House of Lords in June 1997. Lord Baker serves on the board of directors of Hanson plc, Bell Cablemedia Inc. and Millenium Chemicals Inc.

    MALCOLM R. BATES, DIRECTOR. Malcolm R. Bates became a director of the Company on July 21, 1997. Mr. Bates has been Chairman of Pearl Group PLC since March 1996 and Chairman of Premier Farnell plc since January 1997. Until March 31, 1997, Mr. Bates was the Deputy Managing Director of The General Electric Company, p.l.c. (GEC), a position he held for twelve years, having joined GEC as Senior Commercial Director in January 1976. He serves on the board of directors of several companies, including BICC plc and is a member of the Advisory Board of Phoenix Equity Partners II. Mr. Bates is also a member of the United Kingdom Government's Industrial Development Advisory Board, Chairman of the Business in the Arts and a Governor of The University of Westminster.

    KENNETH D. MOELIS, DIRECTOR. Kenneth D. Moelis became a director of the Company upon consummation of the Recapitalization Transactions. Mr. Moelis is a Managing Director and is in charge of Corporate Finance at DLJ and has been with DLJ since 1990. Mr. Moelis is also a director of Levitz Furniture Corporation.

    PETER J. NOLAN, DIRECTOR. Peter J. Nolan became a director of the Company upon consummation of the Recapitalization Transactions. He has been an executive officer and partner of Leonard Green & Partners, L.P., a merchant banking firm which manages GEI, since April 1997. Mr. Nolan had previously been a Managing Director of DLJ since 1990 and Co-Head of DLJ's Los Angeles Investment Banking Division. Mr. Nolan had also previously been a First Vice President in corporate finance at Drexel and a Vice President at Prudential Securities Inc. Mr. Nolan is also a director of M2 Automotive, Inc. and serves on the Supervisory Board of adidas AG. Inc.

    DAVID B. WILSON, DIRECTOR. David B. Wilson became a director of the Company upon consummation of the Recapitalization Transactions. Mr. Wilson is a Principal at DLJMB and has been with DLJMB since 1992. From 1989 to 1991, he was a Vice President at Grauer & Wheat, Inc. Mr. Wilson is also a director of Manufacturers' Services Limited.

BOARD OF DIRECTORS

    Members of the Board of Directors serve until the next annual meeting of Stockholders and until a successor has been elected and qualified. Pursuant to the Stockholders Agreement, the members are designated as follows: (i) two (or three if an additional director is designated as described in this paragraph) of such members shall be persons designated by DLJMB for as long as DLJMB and/or their Permitted Transferees own at least 20% of the outstanding Common Stock of the Company; (ii) one of such members shall be a person designated by GEI for so long as GEI and/or its Permitted Transferees shall own at least 5% of the outstanding Common Stock of the Company; (iii) three (or four if an additional director is designated as described in this paragraph) of such members will be persons designated by Gooding for as long as Gooding and/or his Permitted Transferees own at least 10% of the outstanding Common Stock of the Company; and
(iv) one of such members shall be a person designated by Gooding for as long as Gooding and/or his Permitted Transferees own at least 10% of the outstanding Common Stock of the Company, subject to approval by DLJMB for as long as DLJMB and/or their Permitted Transferees own at least 20% of the outstanding Common Stock of the Company. In the event DLJMB and/or their Permitted Transferees own at least 10% but less than 20% of the outstanding Common Stock of the Company, DLJMB shall have the right to appoint only two directors. In the event DLJMB and /or their Permitted Transferees own at least 5% but less than 10% of the outstanding Common Stock of the Company, DLJMB shall have the right to appoint only one director. In the event Gooding and/or his Permitted Transferees own at least 5% but less than 10% of the outstanding Common Stock of the Company, Gooding shall have the right to appoint only two directors. Prior to a Qualified IPO (as defined in the Stockholders Agreement), each of DLJMB and Gooding may designate an additional director. There are currently eight directors of the Company, each of whom is named herein.

    The Company's Certificate of Incorporation contains a provision permitted under the Delaware General Corporation Law (the "DGCL") eliminating each director's personal liability for monetary damages for breach of fiduciary duty as a director, except to the extent that such exemption from liability or limitation thereof is not permitted under the DGCL as currently in effect at the time. The Company's Bylaws authorize the Company to indemnify its present and former directors, officers and employees against expenses, judgments, fines and amounts paid in settlement if such person is made a party, or is threatened to be made a party, to a legal proceeding by reason of the fact that such person is or was a director, officer, employee or agent of the Company, or was serving in such position at another company at the request of Wavetek. Such indemnification is mandatory in certain circumstances and permissive in others, subject to authorization by the Company's Board of Directors. In addition, the Bylaws authorize the Company to advance litigation expenses to such person prior to the final disposition of the legal proceeding.

BOARD COMMITTEES

    The Board of Directors has three standing committees: an Executive Committee, an Audit Committee and a Compensation Committee (together, the "Committees"). The Executive Committee, currently consisting of Messrs. Bates, Gooding, Moelis, Morikawa and Nolan, has the power to exercise all of the powers and authority of the Board of Directors in the management of the business of the Company, with certain exceptions. The Audit Committee, currently consisting of Messrs. Baker, Nolan and Wilson, meets with the Company's financial management and its independent auditors at various times during each year, reviews internal control conditions, audit plans and results, and makes recommendations to the Board of Directors concerning the Company's engagement of independent auditors. The Compensation Committee, currently consisting of Messrs. Bates, Gooding, Nolan and Wilson, reviews and proposes to the Board of Directors compensation arrangements for directors and officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid in fiscal 1997 to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers (the "Named Executive Officers").

                              SUMMARY COMPENSATION TABLE

                                                                         ANNUAL COMPENSATION
                                              ----------------------------------------------------------------------      TOTAL
                                                                               AUTO         401 (k)         OTHER         ANNUAL
NAME AND PRINCIPAL POSITION                    SALARY          BONUS         ALLOWANCE       MATCH      COMPENSATION*  COMPENSATION
------------------------------------------    --------        -------        ---------      -------     ------------   ------------
Terence J. Gooding . . . . . . . . . .        $348,089        $   -          $   -          $ 3,692        $   -        $ 351,781
   Chairman of the Board and
   Chief Executive Officer
Derek T. Morikawa. . . . . . . . . . .         223,462         50,625          5,820          5,575        916,923      1,202,405
   President and Chief
   Operating Officer
Ben J. Constantini . . . . . . . . . .         184,616         37,000          5,820          5,018        511,468        743,922
   Executive Vice President, Sales
Joseph A. Budano . . . . . . . . . . .         150,000         26,250          5,820          4,800        226,332        413,202
   Senior Vice President, North
   American Operations
Vickie L. Capps. . . . . . . . . . . .         134,231         23,625          5,820          6,470        229,653        399,799
   Treasurer, Secretary, Vice President
   and Chief Financial Officer

* Other compensation reflects payments to stock option holders as compensation for the surrender of all or a portion of vested stock options related to the Recapitalization Transactions.

    The following table sets forth information concerning individual grants of stock options made during the fiscal year ended September 30, 1997 to the Named Executive Officers.

                      OPTION GRANTS IN LAST FISCAL YEAR

                                          PERCENT OF                                  POTENTIAL REALIZABLE
                           NUMBER OF        TOTAL                                       VALUE AT ASSUMED
                         SECURITIES OF     OPTION                                        ANNUAL RATES OF
                           UNDERLYING     GRANTS IN       EXERCISE                   STOCK PRICE APPRECIATION
                            OPTIONS        FISCAL        PRICE PER    EXPIRATION     ------------------------
NAME                        GRANTED         YEAR           SHARE         DATE            5%             10%
-----------------------  -------------    ---------      ---------    ----------     ---------       --------
Terence J. Gooding . . .       -              -              -              -              -              -
Derek T. Morikawa. . . .    33,750          23.8%         $17.91        4/28/02       $157,613       $346,275
Ben J. Constantini . . .    33,250          23.5%          17.91        4/28/02        155,278        341,145
Joseph A. Budano . . . .    17,900          12.6%          17.91        4/28/02         83,593        183,654
Vickie L. Capps. . . . .    22,900          16.2%          17.91        4/28/02        106,943        234,954

    The following table sets forth information with respect to each of the Named Executive Officers concerning the exercise of stock options and unexercised stock options held at September 30, 1997.

AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES


                                                            NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                             NUMBER OF                     UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                              SHARES                     OPTIONS AT FISCAL YEAR-END        AT FISCAL YEAR-END*
                              ACQUIRED        VALUE      ---------------------------   ---------------------------
NAME                        ON EXERCISE      REALIZED    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
--------------------------  -----------      --------    -----------   -------------   -----------   -------------
Terence J. Gooding . . .         -               -              -                  -             -             -
Derek T. Morikawa. . . .         -               -         45,000             68,750      $749,700      $492,020
Ben J. Constantini . . .         -               -              -             45,250             -       168,240
Joseph A. Budano . . . .         -               -         30,000             32,900       420,600       216,900
Vickie L. Capps. . . . .         -               -         16,000             32,900       258,640       134,920



* The value of $17.91 per share is used representing the purchase price per share for the New Equity Investment in the Recapitalization Transactions

EMPLOYMENT AGREEMENTS

    The Company does not currently have any employment agreements with any of its directors or executive officers. In connection with the Recapitalization Transactions, the Company entered into executive severance agreements with each of the Named Executive Officers, except Gooding, providing for a specified level of U.S. benefits and for a lump sum payment upon termination other than for cause equal to twenty four months salary if termination occurred in the first month following June 11, 1997, the date on which the Recapitalization Transactions were consummated, declining by one month for each month thereafter until the twelfth month following June 11, 1997, after which the lump sum payment will equal to twelve months salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors established a Compensation Committee in July 1997. Messrs. Bates, Gooding, Nolan and Wilson are the members of the Compensation Committee. Other than Mr. Gooding, none of the members of the Compensation Committee has served as an officer or employee of the Company. Prior to the establishment of the Compensation Committee, all decisions relating to compensation of executive officers were made by the Company's Board of Directors. For a description of the transactions between the Company and members of the Compensation Committee and entities affiliated with such members, see "Certain Relationships and Related Transactions" included as Item 13 herein. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more members of the Company's Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee is responsible for recommending salaries, incentives and benefits for the Company's senior officers, awarding all employee stock options, reviewing overall compensation policies and evaluating the performance of management. The Compensation Committee reviews with the Board of Directors in detail all aspects of compensation for senior officers.

    The Company's executive compensation package is comprised of three components: base compensation, annual cash bonus and stock options.

    Base compensation consists of fixed salaries and employee benefits. Base salaries and benefits for each of the Company's executive officers are based on industry norms and an individual's experience. Annual cash bonuses are based on the Company's overall orders, operating profit, cash flow and on meeting the Company's business objectives and goals. In reviewing 1997 compensation and making recommendations for 1998, the Compensation Committee reviewed a report prepared by the Company's Human Resources Manager, which compared the base salary and total cash compensation package for each of the Company's five highest paid officers and the top sales executive with data compiled from five independent compensation surveys providing general and industry-specific ranges and averages. The Compensation Committee also took into account the Company's performance during the period and such individual's contribution to the Company's performance. The Compensation Committee has generally proposed moderate increases in base salary and target bonuses for the Company's executive officers for 1998.

    The Compensation Committee recommended a modest bonus and no stock option grant to the Company's chief executive officer for 1997 and a moderate decrease in base salary for 1998. Such compensation reflects the significant ownership that such officer has in the Company.

    Stock options are utilized as an important component of executive compensation to motivate executives to improve the long-term performance and value of the Company and to promote loyalty and equity ownership in the Company by such individuals. The Compensation Committee bases awards of stock options principally on an individual's job grade, performance and length of service. Option grants are made annually at the fair market value of the Company's Common Stock, as determined by the Board of Directors, and vest over a four year period. A total of 107,800 options were granted to the top five executive officers in 1997.

    The Compensation Committee report was completed by Messrs. Bates, Gooding, Nolan and Wilson on November 10, 1997.

COMPENSATION OF DIRECTORS

    Executive officers of the Company and representatives of the New Equity Investors who serve on the Board of Directors do not receive any compensation for such services. Other directors receive $10,000 per year, plus a fee of $2,500 per Board meeting attended and are reimbursed for their expenses incurred in connection with attendance of meetings of, and other activities relating to serving on, the Board of Directors. Members of the Committees of the Board of Directors receive no additional compensation for their membership in, or participation in the meetings of, such Committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information about persons known to the Company to own beneficially more than 5% of the outstanding Common Stock, each director of the Company, each named executive officer and all directors and executive officers of the Company as a group, in each case as of the date of this report. There are 4,884,860 shares of Common Stock outstanding.

                                                     SHARES        PERCENTAGE
                                                  BENEFICIALLY    BENEFICIALLY
NAME AND ADDRESS                                    OWNED (1)         OWNED
------------------------------------------------  ------------    ------------

Terence J. Gooding (2)(3). . . . . . . . . . .     1,526,780          31.3%
DLJ Merchant Banking Partners II, L.P. (4) . .     1,674,810          34.3
   277 Park Avenue
   New York, NY 10172
Green Equity Investors II, L.P.. . . . . . . .       753,660          15.4
   11111 Santa Monica Boulevard
   Suite 2000
   Los Angeles, CA 90025
Schroder UK Venture Fund III L.P. (5). . . . .       431,690           8.8
   c/o Peter L. Everson, Director
   Schroder Venture Managers Ltd.
   22 Church Street
   Hamilton HM 11, Bermuda
Yokogawa Electric Corporation. . . . . . . . .       284,240           5.8
   2-9-2 Nakacho
   Musashino-shi, Tokyo 180
   Japan
Derek T. Morikawa (3)(6) . . . . . . . . . . .       155,000           3.1
Ben J. Constantini (3) . . . . . . . . . . . .        35,000             *
Joseph A. Budano (3) . . . . . . . . . . . . .        30,000             *
Vickie L. Capps (3). . . . . . . . . . . . . .        16,000             *
Kenneth Baker (7). . . . . . . . . . . . . . .        31,667             *
Malcolm R. Bates (8) . . . . . . . . . . . . .         3,333             *
Kenneth D. Moelis (9). . . . . . . . . . . . .           -             -
Peter J. Nolan (10). . . . . . . . . . . . . .       753,660          15.4
David B. Wilson (11) . . . . . . . . . . . . .           -             -
All directors and executive officers as a
   group (12). . . . . . . . . . . . . . . . .     4,226,250          84.8

*        Less than 1%.
___________
(1) Computed in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended.

(2) Includes 1,050,000 shares held by Gooding's spouse, children and grandchildren and trusts for the benefit thereof over which Gooding has investment and voting control.

(3) Address is c/o Wavetek Corporation, 11995 El Camino Real, Suite 301, San Diego, CA 92130.

(4) Consists of shares held directly by the following investors related to DLJ Merchant Banking Partners II, L.P.: DLJ Diversified Partners, L.P. ("DLJ Diversified"), DLJ Offshore Partners II, C.V. ("DLJOP"), DLJMB Funding II, Inc. ("DLJ Funding"), DLJ EAB Partners, L.P. ("DLJ EAB"), DLJ First ESC LLC ("DLJ ESC") and UK Investment Plan 1997 Partners ("UK Investment"). The address of each of DLJMB, DLJ Diversified, DLJ Funding, DLJ EAB and DLJ ESC is 277 Park Avenue, New York, New York 10172. The address of DLJOP is John B. Gorsiraweg, 14 Willemstad, Curacao, Netherlands Antilles. The address of UK Investment is 2121 Avenue of the Stars, Los Angeles, California 90067.

(5) Includes shares owned by Schroder UK Venture Fund III L.P. 2 and Schoder UK Venture Fund III Trust.

(6) Includes 40,000 shares held in two trusts for the benefit of his children. Morikawa is the trustee of one of the trusts and his wife is the trustee of the other.

(7) The address of the registered stockholder is Snow Hill Trustees - Account SH, Snow Hill Trustees Limited, 1 Snow Hill, London EC1A 2EN. The beneficial owners of the Common Stock (and number of shares owned) are: (i) Kenneth Baker (18,000); (ii) Mary Baker (9,000); (iii) Sophia Baker (1,500); and (iv) Oswin Baker (1,500).

(8)  Address is Flat 10, 71 Upper Berkeley St., London, England, WIH 7BD

(9) Address is c/o Donaldson, Lufkin & Jenerette Securities Corporation, 2121 Avenue of the Stars, Los Angeles, CA 90067. Mr. Moelis is a Managing Director of DLJ. Share data for Mr. Moelis excludes shares shown as held by DLJMB and its affiliates, as to which Mr. Moelis disclaims beneficial ownership.

(10) Address is c/o Green Equity Investors II, L.P., 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, CA 90025. The shares shown as beneficially owned by Mr. Nolan include all of the shares owned of record by GEI. GEI is a Delaware limited partnership managed by Leonard Green & Partners, L.P. ("LGP"), which is an affiliate of the general partner of GEI. Mr. Nolan, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Common Stock of the Company owned by GEI. As such, Mr. Nolan may be deemed to have shared voting and investment power with respect to all shares held by GEI. However, Mr. Nolan disclaims beneficial ownership of the securities held by GEI except to the extent of his respective pecuniary interests therein.

(11) Address is c/o DLJ Merchant Banking Partners II, L.P., 277 Park Avenue, New York, NY 10172. Mr. Wilson is a Principal at DLJ Merchant Banking II, Inc., the general partner of DLJMB and an affiliate of DLJ. Share data for Mr. Wilson excludes shares shown as held by DLJMB and its affiliates, as to which Mr. Wilson disclaims beneficial ownership.

(12) There are currently ten individuals in this group, including eight directors. Includes the shares referred to in Note 10 above.

STOCK OPTION PLAN

    From time to time, the Company issues stock options to employees of the Company in order to attract, retain and provide equity incentives to key employees and to stimulate the efforts of such employees. One quarter of each grant of stock options becomes exercisable on each anniversary date of their issuance, so that after four years, all of the options are vested.

    Pursuant to the Recapitalization Transactions, 75% of the stock options existing prior to the Recapitalization Transactions, representing 805,000 shares, were vested and the holders thereof had the right to surrender such options to the Company for a cash payment equal to the difference between the purchase price per share of the New Equity Investment and the exercise price of the options, less a pro rata portion of certain fees payable to DLJ. Approximately 59% of the stock options existing prior to the Recapitalization Transactions were surrendered for a cash payment. The aggregate pre-tax cost to the Company was approximately $7.1 million ($4.3 million net of a related income tax benefit).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In September 1995, the Board of Directors of the Company resolved that in the event Gooding's shareholdings in the Company are reduced to less than 50% of the outstanding shares, and/or if Gooding's employment as Chief Executive Officer of the Company is terminated for any reason, Gooding or his nominee shall have the right, but not the obligation, to take over the lease and occupancy of the Company's executive offices at 11995 El Camino Real, Suite 301, San Diego, CA 92130, and to purchase all of the leasehold improvements and fixed assets (including furniture, fixtures, paintings and office equipment) located in such offices at such time, at depreciated net book value. See "Item 2.
-- Properties."

    The Company leases its headquarters for its LAN and Test Tools business in San Diego from a corporation controlled by Gooding for an annual rent of $585,000, plus annual consumer price index adjustments, not to exceed 3% per annum. The lease expires in June 2006. See "Item 2.-- Properties."

    The Company and Gooding were parties to shareholders agreements with Yokogawa and Schroder, which were terminated as part of the Recapitalization Transactions. The Company, Gooding, Yokogawa and Schroder entered into the Stockholders Agreement with the New Equity Investors, which contains provisions relating to the election of directors. See "Item 10. -- Directors and Officers of the Registrant -- Board of Directors." The Stockholders Agreement also provides for transfer restrictions on the shares of Common Stock held by such stockholders, rights of first offer, tag-along rights, preemptive rights and certain other matters relating to the ownership and sales of Common Stock of the Company.

    The Company is a party to a distribution agreement with Yokogawa pursuant to which Yokogawa has the right to distribute the Company's products in Japan and a technical collaboration agreement pursuant to which Wavetek and Yokogawa develop joint engineering and marketing programs for Wireless products, both of which were entered into in connection with the purchase by Yokogawa of Common Stock of the Company in April 1996. See "Item 1. Business -- Yokogawa Relationship."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

    (a)  The following documents are filed as part of this report:

         (1)  Financial Statements

              The following financial statements and other documents are included in Item 8 of this report:

              Report of Ernst & Young LLP, Independent Auditors
              Consolidated Balance Sheets as of September 30, 1997 and 1996 Consolidated Statements of Income for each of the three years in the period ended September 30, 1997
              Consolidated Statements of Stockholders' Equity (Deficit) for
                each of the three years in the period ended September 30, 1997
              Consolidated Statements of Cash Flows for each of the three years in the period ended September  30, 1997
              Notes to Consolidated Financial Statements

         (2)  Financial Statement Schedules

              No financial statement schedules are required to be filed by this form.

         (3)  Index to Exhibits

    Exhibit No.    Description of Exhibit
    -----------    ----------------------
       3.1         Certificate of Incorporation of Torrey Investments Inc.
                   (Incorporated by reference from exhibit 3.1 to Registration
                   Statement of Wavetek Corporation on Form S-4, file number
                   333-32195).

       3.2 Certificate of Amendment of Certificate of Incorporation of Torrey Investments Inc. dated June 25, 1991 (Incorporated by reference from exhibit 3.2 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

       3.3 Certificate of Amendment of Certificate of Incorporation of Torrey Investments Inc. dated January 27, 1993 (Incorporated by reference from exhibit 3.3 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

       3.4 Certificate of Amendment of Certificate of Incorporation of Torrey Investments Inc. dated September 21, 1995 (Incorporated by reference from exhibit 3.4 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

       3.5 Certificate of Ownership and Merger of Wavetek Corporation into Torrey Investments Inc. dated September 21, 1995 (changing name of Torrey Investments Inc. to Wavetek Corporation) (Incorporated by reference from exhibit 3.5 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

       3.6 Certificate of Amendment of Certificate of Incorporation of Wavetek Corporation dated June 9, 1997 (Incorporated by reference from exhibit 3.6 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

       3.7 By-laws of Wavetek Corporation (Incorporated by reference from exhibit 3.7 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

       4.1 Indenture, dated as of June 11, 1997, among Wavetek Corporation, Wavetek U.S. Inc. and The Bank of New York, as Trustee (Incorporated by reference from exhibit 4.1 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

       4.2 Form of Notes (see Exhibit 4.1) (Incorporated by reference from exhibit 4.2 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

       4.3 Form of Subsidiary Guarantee (see Exhibit 4.1) (Incorporated by reference from exhibit 4.3 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

      10.1 Credit Agreement, dated as of June 11, 1997, among Wavetek Corporation, DLJ Capital Funding, Inc., as Syndication Agent, Fleet National Bank, as administrative Agent, and the lenders named therein (Incorporated by reference from exhibit 10.1 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

      10.2 Stockholders Agreement, dated as of June 11, 1997 (Incorporated by reference from exhibit 10.2 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

      10.3 Stock Registration Rights Agreement, dated as of June 11, 1997 (Incorporated by reference from exhibit 10.3 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

      10.4 Extraordinary Severance Agreement, dated May 23, 1997 between Wavetek Corporation and Joseph A. Budano (Incorporated by reference from exhibit 10.4 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

      10.5 Extraordinary Severance Agreement, dated May 23, 1997 between Wavetek Corporation and Vickie L. Capps (Incorporated by reference from exhibit 10.5 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

      10.6 Extraordinary Severance Agreement, dated May 23, 1997 between Wavetek Corporation and Ben J. Constantini (Incorporated by reference from exhibit 10.6 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

      10.7 Extraordinary Severance Agreement, dated May 23, 1997 between Wavetek Corporation and Derek T. Morikawa (Incorporated by reference from exhibit 10.7 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

      10.8 Wavetek Corporation Executive Benefits Plan dated June 1, 1997 (Incorporated by reference from exhibit 10.8 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

      12.1         Schedule Re: Computation of Ratio of Earnings to Fixed
                   Charges.

      21.1         Subsidiaries of Registrant.

      27.1         Financial Data Schedule.

    (b)  Reports on Form 8-K

         None.

    (c) All required exhibits have been filed or incorporated by reference in this form.

    (d)  No financial schedules are required to be filed by this form.

    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WAVETEK CORPORATION

                                             /s/ VICKIE L. CAPPS
                                       --------------------------------------
                                       Vickie L. Capps
                                       Treasurer, Secretary, Vice
                                       President and Chief Financial Officer
                                       Dated: December 23,1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                      DATE
         ---------                                      ----


  /s/ TERENCE J. GOODING                         December 23, 1997
--------------------------------------
Terence J. Gooding
Chairman of the Board, Chief
Executive Officer of Wavetek
Corporation; Chairman of the Board of
Wavetek, U.S. Inc.

  /s/ DEREK T. MORIKAWA                          December 23, 1997
--------------------------------------
Derek T. Morikawa
President, Chief Operating Officer and
Director of Wavetek Corporation

  /s/ BEN J. CONSTANTINI                         December 23, 1997
--------------------------------------
Ben J. Constantini
Executive Vice President, Sales and
Director of Wavetek Corporation


  /s/ VICKIE L. CAPPS                            December 23, 1997
--------------------------------------
Vickie L. Capps
Treasurer, Secretary, Vice President and
Chief Financial Officer

  /s/ DAVID B. WILSON                            December 23, 1997
--------------------------------------
David B. Wilson
Director of Wavetek Corporation

  /s/ PETER J. NOLAN                             December 23, 1997
--------------------------------------
Peter J. Nolan
Director of Wavetek Corporation