Form 10-Q
period 1997-12-31
WAVETEK CORP
filed 1998-02-12
CIK 1043015

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

       / X / Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the quarterly period ended December 31, 1997.

      / / Transition Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934
                For the transition period from _____ to _____.

                       Commission file number 333-32195
                              WAVETEK CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)


      DELAWARE                                                   33-0457664
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


  11995 EL CAMINO REAL, SUITE 301
       SAN DIEGO, CALIFORNIA                                        92130
(Address of Principal Executive Offices)                         (Zip Code)


                                (619) 793-2300
              Registrant's Telephone Number, Including Area Code


                                NOT APPLICABLE
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X   No ____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 10, 1998, Registrant had only one class of common stock, of which there were 4,884,860 shares outstanding.

                              WAVETEK CORPORATION
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheets as of December 31, 1997
          and September 30, 1997..........................................    3
         Consolidated Statements of Income for the Three Months
          Ended December 31, 1997 and December 31, 1996...................    4
         Consolidated Statements of Cash Flows for the Three Months
          Ended  December 31, 1997 and December 31, 1996..................    5
         Notes to Consolidated Financial Statements.......................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..............................   14


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................   19

ITEM 2.  CHANGES IN SECURITIES............................................   19

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................   19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   19

ITEM 5.  OTHER INFORMATION................................................   19

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................   19

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              WAVETEK CORPORATION
                          CONSOLIDATED BALANCE SHEETS
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       DECEMBER 31,  SEPTEMBER 30,
                                                          1997           1997
                                                       ------------  -------------
                                                        (Unaudited)      (Note)
                       ASSETS
Current assets:
 Cash and cash equivalents...........................   $  3,407       $  5,695
 Short-term investments, available for sale..........        996            996
 Accounts receivable (less allowance for doubtful
  accounts of $970 at December 31, 1997 (unaudited)
  and $851 at September 30, 1997)....................     26,035         25,860
 Inventories.........................................     15,815         15,937
 Refundable income taxes.............................        437            616
 Deferred income taxes...............................      3,611          3,611
 Other current assets................................      1,398          1,730
                                                       ---------      ---------
Total current assets.................................     51,699         54,445

Property and equipment, net..........................     15,106         15,110
Deferred debt issuance costs, net....................      4,155          4,233
Intangible assets, net...............................      3,207          3,281
Deferred income taxes................................        101            101
Other assets.........................................      2,307            183
                                                       ---------      ---------
Total assets.........................................  $  76,575      $  77,353
                                                       ---------      ---------
                                                       ---------      ---------

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Notes payable to banks..............................   $  4,336       $  3,859
 Trade accounts payable..............................     13,118         13,356
 Accrued compensation................................      5,532          6,034
 Income taxes payable................................        583            522
 Other current liabilities...........................      6,543          9,847
 Current maturities of long-term obligations.........      2,968          1,972
                                                       ---------      ---------
Total current liabilities............................     33,080         35,590
Long-term obligations, less current maturities.......    111,945        112,972
Deferred income and other liabilities................      2,400            431
Commitments and contingencies........................
Stockholders' equity (deficit):
 Common stock, par value $.01; authorized,
  15,000 shares; issued and outstanding,
  4,885 shares.......................................         49             49
 Additional paid-in capital..........................     43,741         43,741
 Accumulated deficit.................................   (114,470)      (115,048)
 Foreign currency translation adjustments............       (170)          (382)
                                                       ---------      ---------
Total stockholders' equity (deficit).................    (70,850)       (71,640)
                                                       ---------      ---------
Total liabilities and stockholders' equity (deficit).  $  76,575      $  77,353
                                                       ---------      ---------
                                                       ---------      ---------

Note: The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                              WAVETEK CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                           1997           1996
                                                         --------       --------
Sales .........................................         $  35,775      $  42,495
Cost of goods sold ............................            15,749         21,002
                                                         --------       --------
Gross margin ..................................            20,026         21,493
Operating expenses:
 Marketing and selling.........................             9,062          9,095
 Research and development......................             4,278          3,646
 General and administrative....................             2,652          2,741
                                                         --------       --------
                                                           15,992         15,482
                                                         --------       --------
Operating income ..............................             4,034          6,011
Non-operating income (expense):
 Interest income ..............................                70             48
 Interest expense .............................            (2,971)          (113)
 Other, net ...................................              (169)          (395)
                                                          --------       --------
                                                           (3,070)          (460)
                                                          --------       --------
Income before provision for income taxes.......               964          5,551
Provision for income taxes ....................               386          2,006
                                                         --------       --------
Net income ....................................            $  578       $  3,545
                                                         --------       --------
                                                         --------       --------
Net income per share - basic ..................            $  .12         $  .32
                                                         --------       --------
                                                         --------       --------
Net income per share - diluted ................            $  .11         $  .31
                                                         --------       --------
                                                         --------       --------
Average common shares outstanding - basic .....             4,885         10,974
                                                         --------       --------
                                                         --------       --------
Average common shares outstanding - diluted ...             5,125         11,604
                                                         --------       --------
                                                         --------       --------

                           See accompanying notes.

                             WAVETEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                             DECEMBER 31,
                                                                          1997          1996
                                                                        --------      --------
OPERATING ACTIVITIES
Net income ............................................................  $  578        $3,545
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Depreciation expense .................................................     825           667
 Amortization expense .................................................      73           149
 Amortization of debt issuance costs...................................     175            -
 Provision for losses on accounts receivable...........................     121           112
 Deferred income taxes.................................................      -            385
 Other, net............................................................     (12)          (24)
 Changes in operating assets and liabilities:
   Accounts receivable.................................................    (262)       (4,206)
   Inventories and other assets........................................  (1,463)          347
   Accounts payable and accrued expenses...............................  (2,020)          525
   Income taxes payable, net...........................................      39         1,447
                                                                         -------      -------
Net cash provided by (used in) operating activities....................  (1,946)        2,947
INVESTING ACTIVITIES
Purchase of property and equipment.....................................    (751)       (1,470)
Proceeds from sale of property and equipment...........................      20           192
Payments received on notes receivable .................................      11            75
                                                                         -------      -------
Net cash used in investing activities..................................    (720)       (1,203)
FINANCING ACTIVITIES
Repurchase of common shares and stock options for cash.................      -            (73)
Proceeds from revolving lines of credit and long-term obligations......     586           509
Principal payments on revolving lines of credit and long-term
   obligations ........................................................    (102)         (659)
Debt issuance costs ...................................................     (97)           -
                                                                          -------     -------
Net cash provided by (used in) financing activities....................     387          (223)
Effect of exchange rate changes on cash and cash equivalents...........      (9)           (7)
                                                                          -------      -------
Increase (decrease) in cash and cash equivalents.......................  (2,288)        1,514
Cash and cash equivalents at beginning of period ......................   5,695         6,126
                                                                          -------     -------
Cash and cash equivalents at end of period............................. $ 3,407       $ 7,640
                                                                         -------      -------
                                                                         -------      -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest................................................. $ 5,116        $  132
                                                                         -------      -------
                                                                         -------      -------
Cash paid for income taxes ............................................  $    6        $  192
                                                                         -------      -------
                                                                         -------      -------

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

   The accompanying financial statements and the financial information included herein are unaudited. However such information includes all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

2.    NET INCOME PER SHARE

   Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted net income per share with basic and diluted net income per share. Unlike primary net income per share previously reported by the Company, basic net income per share is based only on average common shares outstanding and excludes the dilutive effects of the Company's outstanding stock options. Diluted net income per share is very similar to the previous concept of fully diluted net income per share and includes the dilutive effect of the Company's outstanding stock options. The Company has a simple capital structure and, accordingly, the only difference in the Company's computations of basic and diluted net income per share is the dilutive effect of outstanding stock options. All net income per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS 128.

3.    FINANCIAL STATEMENT DETAILS

   Inventories consist of the following:

                                           DECEMBER 31,      SEPTEMBER 30,
                                               1997              1997
                                           ------------      -------------
                                               (DOLLARS IN THOUSANDS)
  Finished Goods                             $  5,575          $  6,451
  Work-in-progress                              3,358             3,612
  Materials                                     6,882             5,874
                                             --------          --------
                                             $ 15,815          $ 15,937
                                             --------          --------
                                             --------          --------


4.    SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA

The Company's payment obligations under its Senior Subordinated Notes issued in connection with certain Recapitalization Transactions in June 1997 are guaranteed by all of the Company's current and future domestic subsidiaries

(collectively, the "Subsidiary Guarantors"). Wavetek U.S. Inc. is the only current Subsidiary Guarantor. Such guarantee is full and unconditional and future guarantees will be joint and several. Separate financial statements of the Subsidiary Guarantor are not presented because the Company's management has deemed that they would not be material to investors. The following supplemental condensed consolidating financial data sets forth, on an unconsolidated basis, balance sheets, statements of income and statements of cash flows data for (i) the Company ("Wavetek Corporation"), (ii) the current Subsidiary Guarantor and (iii) the Company's current foreign subsidiaries (the "Foreign Subsidiaries"). The supplemental financial data reflects the investments of Wavetek Corporation in the Subsidiary Guarantor and the Foreign Subsidiaries using the equity method of accounting.

                          WAVETEK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

4.    SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                          CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 1997
             (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         WAVETEK     SUBSIDIARY     FOREIGN
                                                       CORPORATION    GUARANTOR   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                       -----------    ---------   ------------   ------------   ------------

                                                  ASSETS
Current assets:
 Cash and cash equivalents.........................    $      -         $ 2,375       $ 1,032       $     -        $   3,407
 Short-term investments, available for sale........           -             996            -              -              996
 Accounts receivable (less allowance for
   doubtful accounts of $970)......................          (128)       27,250        19,114        (20,201)         26,035
 Inventories.......................................            -          6,072        10,744         (1,001)         15,815
 Refundable income taxes...........................         5,543        (5,108)            2             -              437
 Deferred income taxes.............................         2,301         1,310            -              -            3,611
   Other current assets............................            56           207         1,135             -            1,398
                                                        ---------       -------       -------       --------       ---------
Total current assets...............................         7,772        33,102        32,027        (21,202)         51,699
Property and equipment, net........................         5,661         4,313         5,132             -           15,106
Deferred debt issuance costs, net..................         4,155        $   -             -              -            4,155
Intangible assets, net.............................         3,157            -             50             -            3,207
Deferred income taxes..............................            (4)          105            -              -              101
Other assets.......................................           223         2,179            90           (185)          2,307
Investment in subsidiaries.........................        36,132            -             25        (36,157)             -
                                                        ---------       -------       -------       --------       ---------
Total assets.......................................     $  57,096       $39,699       $37,324       $(57,544)      $  76,575
                                                        ---------       -------       -------       --------       ---------
                                                        ---------       -------       -------       --------       ---------


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Notes payable to banks............................    $       -        $    -       $  4,336       $     -       $    4,336
 Trade accounts payable............................        12,599         7,817        12,889             -           13,118
 Accrued compensation..............................           228         1,534         3,770             -            5,532
 Income taxes payable..............................            -             -            583             -              583
 Other current liabilities.........................         1,043         2,145         3,370            (15)          6,543
 Current maturities of long-term obligations.......         2,099            -            869             -            2,968
                                                        ---------       -------       -------       --------       ---------
Total current liabilities..........................        15,969        11,496        25,817        (20,202)         33,080
Long-term obligations, less current maturities.....       111,945            -            185           (185)        111,945
Deferred income and other liabilities..............            32         2,360             8             -            2,400
Commitments and contingencies
Stockholders' equity (deficit):
 Common stock, par value $.01; authorized,
  15,000 shares; issued and outstanding,
  4,885 shares.....................................            49            -             -               -              49
 Additional paid-in capital........................        43,741         2,137        15,064         (17,201)        43,741
 Retained earnings (accumulated deficit)...........      (114,470)       23,706        (3,580)        (20,126)      (114,470)
 Foreign currency translation adjustments..........          (170)           -           (170)            170           (170)
                                                        ---------       -------       -------       --------       ---------

Total stockholders' equity (deficit)...............      (70,850)        25,843        11,314        (37,157)        (70,850)
                                                        ---------       -------       -------       --------       ---------
Total liabilities and stockholders' equity
 (deficit).........................................     $  57,096      $ 39,699       $37,324       $(57,544)      $  76,575
                                                        ---------       -------       -------       --------       ---------
                                                        ---------       -------       -------       --------       ---------

                                                 8

                          WAVETEK CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

4. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                         CONSOLIDATING BALANCE SHEETS
                           AS OF SEPTEMBER 30, 1997
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         WAVETEK     SUBSIDIARY     FOREIGN
                                                       CORPORATION    GUARANTOR   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                       -----------    ---------   ------------   ------------   ------------

                                                     ASSETS
Current assets:
 Cash and cash equivalents.........................           $  -      $ 4,575       $ 1,120        $    -         $  5,695
 Short-term investments, available for sale........              -          996            -              -              996
 Accounts receivable (less allowance for
  doubtful accounts of $851).......................           (103)      20,202        16,230        (10,469)         25,860
 Inventories.......................................              -        5,758        11,084           (905)         15,937
 Refundable income taxes...........................          4,134       (3,521)            3             -              616
 Deferred income taxes.............................          2,301        1,310            -              -            3,611
 Other current assets..............................             63          246         1,421             -            1,730
                                                        ---------       -------       -------       --------       ---------
Total current assets...............................         6,395        29,566        29,858        (11,374)         54,445
Property and equipment, net........................         5,690         4,428         5,015            (23)         15,110
Debt issuance costs, net...........................         4,233            -             -              -            4,233
Intangible assets, net.............................         3,224            -             57             -            3,281
Deferred income taxes..............................           (4)           105            -              -              101
Other assets.......................................           226            46            96           (185)            183
Investment in subsidiaries.........................        33,0              -             25        (33,084)             -
                                                        ---------       -------       -------       --------       ---------
Total assets.......................................     $  52,823       $34,145       $35,051       $(44,666)      $  77,353
                                                        ---------       -------       -------       --------       ---------
                                                        ---------       -------       -------       --------       ---------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Notes payable to banks............................     $      -        $    -       $  3,859       $     -        $   3,859
 Trade accounts payable............................         5,215         5,795        12,817        (10,471)         13,356
 Accrued compensation..............................           418         1,486         4,130             -            6,034
 Income taxes payable..............................            -             -            522             -              522
 Other current liabilities.........................         4,727         3,042         2,077              1           9,847
 Current maturities of long-term obligations.......         1,097            -            875             -            1,972
                                                        ---------       -------       -------       --------       ---------
Total current liabilities..........................        11,457        10,323        24,280        (10,470)         35,590
Long-term obligations, less current maturities.....       112,971            -            186           (185)        112,972
Deferred income and other liabilities..............            35           369            27             -              431
Commitments and contingencies......................
Stockholders' equity (deficit):
 Common stock, par value $.01; authorized,
  15,000 shares; issued and outstanding,
  4,885 shares.....................................            49            -             -              -               49
 Additional paid-in capital........................        43,741         2,137        15,064        (17,201)         43,741
 Retained earnings (accumulated deficit)...........      (115,048)       21,316        (4,124)       (17,192)       (115,048)
 Foreign currency translation adjustments..........          (382)           -           (382)           382            (382)
                                                        ---------       -------       -------       --------       ---------
Total stockholders' equity (deficit)...............       (71,640)       23,453        10,558        (34,011)        (71,640)
                                                        ---------       -------       -------       --------       ---------
Total liabilities and stockholders' equity
 (deficit).........................................     $  52,823       $34,145       $35,051       $(44,666)      $  77,353
                                                        ---------       -------       -------       --------       ---------
                                                        ---------       -------       -------       --------       ---------

                                                 9

                              WAVETEK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                      CONSOLIDATING STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                           WAVETEK    SUBSIDIARY       FOREIGN
                                                         CORPORATION   GUARANTOR     SUBSIDIARIES  ELIMINATIONS     CONSOLIDATED
                                                         -----------  ----------     ------------  ------------     ------------
Sales..............................................       $     -        $20,605        $22,490       $(7,320)        $35,775
Cost of goods sold.................................           (50)         9,028         14,017        (7,246)         15,749
                                                          -------        -------        -------       -------         -------
Gross margin.......................................            50         11,577          8,473           (74)         20,026
Operating expenses:
 Marketing and selling.............................           431          4,191          4,440             -           9,062
 Research and development..........................           (12)         2,586          1,704             -           4,278
 General and administrative........................           413          1,001          1,238             -           2,652
                                                          -------        -------        -------       -------         -------
                                                              832          7,778          7,382             -          15,992
                                                          -------        -------        -------       -------         -------
Operating income (loss)............................          (782)         3,799          1,091           (74)          4,034
Non-operating income (expense):
 Interest income...................................             -             70              -             -              70
 Interest expense..................................        (2,909)             -            (62)            -          (2,971)
 Equity in net income (loss) of subsidiaries.......         2,860              -              -        (2,860)              -
 Other, net........................................             -            115           (284)            -            (169)
                                                          -------        -------        -------       -------         -------
                                                              (49)           185           (346)       (2,860)         (3,070)
                                                          -------        -------        -------       -------         -------
Income (loss) before provision (credit) for
 income taxes......................................          (831)         3,984            745        (2,934)            964
Provision (credit) for income taxes................        (1,409)         1,594            201             -             386
                                                          -------        -------        -------       -------         -------
Net income.........................................       $   578        $ 2,390        $   544       $(2,934)        $   578
                                                          -------        -------        -------       -------         -------
                                                          -------        -------        -------       -------         -------

                              WAVETEK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                      CONSOLIDATING STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


                                                           WAVETEK     SUBSIDIARY      FOREIGN
                                                         CORPORATION    GUARANTOR    SUBSIDIARIES  ELIMINATIONS     CONSOLIDATED
                                                         -----------   ----------    ------------  ------------     ------------
Sales.................................................    $     -        $21,855        $30,536      $ (9,896)        $42,495
Cost of goods sold....................................        642         10,092         20,381       (10,113)         21,002
                                                          -------        -------        -------       -------         -------
Gross margin..........................................       (642)        11,763         10,155           217          21,493
Operating expenses:
 Marketing and selling................................        287          3,968          4,840             -           9,095
 Research and development.............................        (12)         1,511          2,147             -           3,646
 General and administrative...........................        715            856          1,170             -           2,741
                                                          -------        -------        -------       -------         -------
                                                              990          6,335          8,157             -          15,482
                                                          -------        -------        -------       -------         -------
Operating income (loss)...............................     (1,632)         5,428          1,998           217           6,011
Non-operating income (expense):
 Interest income......................................         67             44              3           (66)             48
 Interest expense.....................................        (96)             -            (83)           66            (113)
 Equity in net income of subsidiaries.................      4,872              -              -        (4,872)              -
 Other, net...........................................        (45)          (107)          (243)            -            (395)
                                                          -------        -------        -------       -------         -------
                                                            4,798            (63)          (323)       (4,872)           (460)
                                                          -------        -------        -------       -------         -------
Income before provision (credit) for income taxes.....      3,166          5,365          1,675        (4,655)          5,551
Provision (credit) for income taxes...................       (379)         2,146            239             -           2,006
                                                          -------        -------        -------       -------         -------
Net income............................................    $ 3,545        $ 3,219        $ 1,436      $ (4,655)        $ 3,545
                                                          -------        -------        -------       -------         -------
                                                          -------        -------        -------       -------         -------


                              WAVETEK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                           WAVETEK     SUBSIDIARY      FOREIGN
                                                         CORPORATION    GUARANTOR    SUBSIDIARIES  ELIMINATIONS     CONSOLIDATED
                                                         -----------   ----------    ------------  ------------     ------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating
 activities...........................................      $ 213       $(2,006)         $ (153)        $ -            $(1,946)
INVESTING ACTIVITIES                                                                                      -
Purchase of property and equipment....................       (103)         (182)           (466)          -               (751)
Other investing activities............................         11           (12)             32           -                 31
                                                            -----       -------          ------         ---            -------
Net cash used in investing activities.................        (92)         (194)           (434)          -               (720)
FINANCING ACTIVITIES                                                                                      -
Proceeds from revolving lines of credit and
 long-term obligations................................          -             -             586           -                586
Principal payments on revolving lines of credit
 and long-term obligations............................        (24)            -             (78)          -               (102)
Debt issuance costs...................................        (97)            -               -           -                (97)
                                                            -----       -------          ------         ---            -------
Net cash provided by (used in) financing
 activities...........................................       (121)            -             508           -                387
Effect of exchange rate changes on cash and
 cash equivalents.....................................          -             -              (9)          -                 (9)
                                                            -----       -------          ------         ---            -------
Decrease in cash and cash equivalents.................          -        (2,200)            (88)          -             (2,288)
Cash and cash equivalents at beginning of period......          -         4,575           1,120           -              5,695
                                                            -----       -------          ------         ---            -------
Cash and cash equivalents at end of period............      $   -       $ 2,375          $1,032         $ -            $ 3,407
                                                            -----       -------          ------         ---            -------
                                                            -----       -------          ------         ---            -------

                              WAVETEK CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


                                                           WAVETEK     SUBSIDIARY      FOREIGN
                                                         CORPORATION    GUARANTOR    SUBSIDIARIES  ELIMINATIONS     CONSOLIDATED
                                                         -----------   ----------    ------------  ------------     ------------
OPERATING ACTIVITIES
Net cash provided by operating activities.............     $ 1,148        $   11         $1,788         $ -            $ 2,947
INVESTING ACTIVITIES
Purchase of property and equipment....................        (323)         (535)          (612)          -             (1,470)
Other investing activities............................          25           174             68           -                267
                                                           -------        ------         ------         ---            -------
Net cash used in investing activities.................        (298)         (361)          (544)          -             (1,203)
FINANCING ACTIVITIES
Repurchase of common shares and stock
 options for cash.....................................         (73)            -              -           -                (73)
Proceeds from revolving lines of credit and
 long-term obligations................................           -             -            509           -                509
Principal payments on revolving lines of credit
 and long-term obligations............................         (22)            -           (637)          -               (659)
Loans from Wavetek Corporation to subsidiaries........      (1,330)            -          1,330           -                  -
Repayment of loans from Wavetek Corporation
 to subsidiaries......................................         575             -           (575)          -                  -
                                                           -------        ------         ------         ---            -------
Net cash provided by (used in) financing activities...        (850)            -            627           -               (223)
Effect of exchange rate changes on cash and
 cash equivalents.....................................           -             -             (7)          -                 (7)
                                                           -------        ------         ------         ---            -------
Increase (decrease) in cash and cash equivalents......           -          (350)         1,864           -              1,514
Cash and cash equivalents at beginning of period......           -         4,845          1,281           -              6,126
                                                           -------        ------         ------         ---            -------
Cash and cash equivalents at end of period............     $     -        $4,495         $3,145         $ -            $ 7,640
                                                           -------        ------         ------         ---            -------
                                                           -------        ------         ------         ---            -------

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

     The Company's operating expenses are substantially impacted by marketing and selling activities and by research and development activities. Marketing and selling expenses are primarily driven by: (i) sales volume, with respect to sales force expenses and commission expenses; (ii) the extent of market research activities for new product design efforts; (iii) advertising and trade show activities; and (iv) the number of new products introduced in the period. Research and development expenses are primarily driven by the number and complexity of new products under development. General and administrative expenses primarily include costs associated with the Company's administrative employees, facilities and functions. The Company incurs expenses in foreign countries primarily in the functional currencies of such locations. As a result of the Company's substantial international operations, the United States dollar amount of its expenses is impacted by changes in foreign currency exchange rates.

RESULTS OF OPERATIONS

     The following table sets forth selected financial information as a percentage of sales for the periods indicated:


                                                        THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                          1997        1996
                                                         ------      ------
Sales.................................................   100.0%      100.0%
Cost of goods sold....................................    44.0        49.4
                                                         ------      ------
Gross margin..........................................    56.0        50.6
Operating expenses....................................    44.7        36.4
                                                         ------      ------
Operating income......................................    11.3        14.2
Interest expense, net.................................    (8.1)       (0.2)
Other non-operating income (expense), net.............    (0.5)       (0.9)
                                                         ------      ------
Income before provision for income taxes..............     2.7        13.1
Provision for income taxes............................     1.1         4.7
                                                         ------      ------
Net income............................................     1.6%        8.4%
                                                         ------      ------
                                                         ------      ------
EBITDA (1)............................................    13.8%       16.1%


     The Company's ratio of earnings to fixed charges was as follows for the periods indicated:

                                                        THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                          1997        1996
                                                         ------      ------
Ratio of earnings to fixed charges (2)................     1.3x       18.6x

------------
(1) EBITDA is operating income plus depreciation and amortization expense. The Company's definition of EBITDA is consistent with the definition of Consolidated Cash Flow in the Indenture related to the Company's Senior Subordinated Notes ("the Indenture"). While EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows, the Company has included EBITDA because it may be viewed as an indicator of compliance with certain covenants in the Indenture and the New Credit Agreement and is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a Company's ability to service debt. EBITDA as presented by the Company herein may not be comparable to similarly titled measures reported by other companies. In addition, the amount reported by the Company as EBITDA may not be fully available for management's discretionary use due to the Company's needs to conserve funds for debt service, capital expenditures and other commitments.

(2) For purposes of computing this ratio, earnings consist of income before provision for income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred debt issuance costs and one-third of the rent expense from operating leases, which management believes is a reasonable approximation of the interest factor of the rent.

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

     NET SALES. Net sales in the three months ended December 31, 1997 decreased $6.7 million, or 15.8%, to $35.8 million from $42.5 million in the comparable fiscal 1997 period. This decrease was due to a decrease in sales to international customers of $7.0 million, or 24.9%, partially offset by an increase of $0.3 million, or 1.8%, in sales to customers in the United States. The Company's sales to customers outside the United States decreased to 58.9% of total sales in the three months ended December 31, 1997 from 66.0% in the comparable fiscal 1997 period and the portion of the Company's sales which were made in currencies other than the United States dollar decreased to approximately 47% in the three months ended December 31, 1997 from approximately 57% in the comparable fiscal 1997 period. The decrease in sales to international customers was primarily due to two large shipments to international customers, aggregating $5.6 million, which were made during the three months ended December 31, 1996, and did not recur during the three months ended December 31, 1997. Changes in certain foreign exchange rates also had the effect of reducing the United States dollar equivalent of the Company's foreign currency sales by $1.4 million from the United States dollar equivalent amount that would have been reported if the average exchange rates in effect during the three months ended December 31, 1996 had remained in effect during the three months ended December 31, 1997. Sales of the Company's Communications Test products in the three months ended December 31, 1997 decreased $5.6 million, or 17.0%, from the comparable fiscal 1997 period primarily as a result of the two large shipments mentioned above that occurred during the comparable fiscal 1997 period. Sales of Calibration Instruments products in the three months ended December 31, 1997 decreased $1.5 million, or 21.9%, from the comparable fiscal 1997 period, due partially to a delay in a large order which was expected during the three months ended December 31, 1997 and partially to the fact that the comparable fiscal 1997 period included higher shipments in connection with a planned reduction in the backlog of this product line during that period. Sales in the three months ended December 31, 1997 from repair, upgrade and calibration services increased $0.3 million, or 9.2%, from the comparable fiscal 1997 period.

     GROSS MARGIN. The Company's gross margin in the three months ended December 31, 1997 decreased $1.5 million or 6.8%, to $20.0 million from $21.5 million in the comparable fiscal 1997 period. Gross margin as a percentage of sales increased to 56.0% in the three months ended December 31, 1997 from 50.6% in the comparable fiscal 1997 period. The increase in the gross margin percentage during the three months ended December 31, 1997 results primarily from increases in gross margin percentages realized from the Company's sales of Communications Test products due substantially to improvements made by the Company in recent periods to the cost structure of its manufacturing operations, including the replacement of a major manufacturing subcontractor in Europe. In addition, the Company's improved gross margin percentages were positively impacted by a favorable geographical and product mix of its sales. As a partial offset to these improved gross margin percentages, the Company experienced a reduction in gross margin percentages realized from sales of its Calibration Instruments products during the three months ended December 31, 1997 due primarily to lower sales volume and an unfavorable geographic mix of its sales. Changes in foreign exchange rates had an unfavorable impact on the United States dollar equivalent of gross margins related to international sales denominated in foreign currencies in the three months ended December 31, 1997.

     OPERATING EXPENSES. Operating expenses in the three months ended December 31, 1997 increased $0.5 million, or 3.3%, to $16.0 million from $15.5 million in the comparable fiscal 1997 period. Operating expenses as a percentage of sales increased to 44.7% in the three months ended December 31, 1997 from 36.4% in the comparable fiscal 1997 period. The increase in operating expenses in the three months ended December 31, 1997 was due to an increase in spending for research and development activities of $0.6 million, to $4.3 million, or 12.0% of sales, in the three months ended December 31, 1997 from $3.6 million, or 8.6% of sales, in the comparable fiscal 1997 period, in order to accelerate the timing and number of new product introductions. Spending for marketing and selling and general and administrative activities remained at approximately the same level in the three months ended December 31, 1997 as in the comparable fiscal 1997 period, however these expenses increased as a percentage of sales during the current period. Changes in foreign exchange rates had a favorable impact on the United States dollar equivalent of operating expenses denominated in foreign currencies in the three months ended December 31, 1997.

     NON-OPERATING INCOME (EXPENSE). Non-operating expense, net, in the three months ended December 31, 1997 increased by $2.6 million over the comparable fiscal 1997 period to $3.1 million. The increase was primarily due to an increase in the Company's net interest expense to $2.9 million during the three months ended December 31, 1997 from $0.1 million in the comparable fiscal 1997 period, reflecting additional interest expense due to the Notes and the New Credit Agreement. The increase in net interest expense was partially offset by a reduction of $0.2 million in other non-operating expenses.

     PROVISION FOR INCOME TAXES. The Company's effective tax rate has increased to approximately 40% in the three months ended December 31, 1997 from approximately 36% in the comparable fiscal 1997 period.

     NET INCOME (LOSS). As a result of the above factors, net income was $0.6 million in the three months ended December 31, 1997 as compared to $3.5 million in the comparable fiscal 1997 period.

     EBITDA. EBITDA was $4.9 million in the three months ended December 31, 1997 as compared to $6.8 million in the comparable fiscal 1997 period. EBITDA as a percentage of sales decreased to 13.8% in the three months ended December 31, 1997 from 16.1% in the comparable fiscal 1997 period.

     RATIO OF EARNINGS TO FIXED CHARGES. As a result of the above factors, the ratio of earnings to fixed charges was 1.3x in the three months ended December 31, 1997 as compared to 18.6x in the comparable fiscal 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash provided by (used in) operating activities was $(1.9 million) and $2.9 million in the three months ended December 31, 1997 and 1996, respectively. The Company had cash, cash equivalents and short-term investments at December 31, 1997 of $4.4 million. The Company invests its excess cash in money market funds and U.S. Treasury obligations. Historically the Company has funded its business through operating cash flow, has not relied on sales of equity to provide cash and has used short-term debt primarily for cash management purposes. The Company's European subsidiaries had borrowings outstanding under their existing credit agreements (the "Existing Credit Agreements") of $4.3 million at December 31, 1997 for funding short-term working capital requirements, and the Company had additional obligations outstanding totaling approximately $1.6 million in the form of letters of credit and bank guarantees. As of December 31, 1997, the Company had outstanding an unsecured note of approximately $0.9 million issued in the October 1994 acquisition of the Company's Telecom business and a financing obligation of $4.1 million recorded in connection with the sale and leaseback of the Company's facilities in Indianapolis, Indiana.

     The Company's primary cash needs have been for the funding of working capital requirements (primarily inventory and accounts receivable) and capital expenditures. The Company's net cash used in investing activities was $0.7 million and $1.2 million in the three months ended December 31, 1997 and 1996, respectively. The Company's recurring cash requirements for investing activities are primarily for capital expenditures. The Company made capital expenditures in the three months ended December 31, 1997 and 1996 of approximately $0.8 million and $1.5 million, respectively.

     The Company's net cash provided by (used in) financing activities was $0.4 million and $(0.2 million) in the three months ended December 31, 1997 and 1996, respectively. The net cash provided by (used in) financing activities substantially reflects the proceeds from and repayments for borrowings used to finance the Company's operating and investing activities, or as an application of the cash generated from these activities.

     As part of certain Recapitalization Transactions occurring in June 1997, the Company entered into the New Credit Agreement with Fleet National Bank, DLJ Capital Funding, Inc. and various other lenders providing for a term loan facility of $25.0 million and a revolving credit facility providing for borrowings up to $20.0 million, of which the Company borrowed all $25.0 million of the term loan facility and none of the revolving credit facility to complete the Recapitalization Transactions. In connection with entering into the New Credit Agreement, the Company terminated $4.0 million of United States availability under its Existing Credit Agreements, leaving borrowing availability of approximately $9.6 million at its Foreign Subsidiaries. The Company believes that its cash flow from operations, combined with the remaining available borrowings under the Existing and New Credit Agreements will be sufficient to fund its debt service obligations, including its obligations under the Notes, and working capital requirements, as well as implement its growth strategy.

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

PERIODIC FLUCTUATIONS

     The Company's fiscal 1997 sales occurred in the following percentages in each of the four fiscal quarters: 27% for the quarter ended December 31, 1996; 26% for the quarter ended March 31, 1997; 23% for the quarter ended June 30, 1997 and 24% for the quarter ended September 30, 1997. A variety of factors may cause period-to-period fluctuations in the operating results of the Company. Such factors include, but are not limited to, product mix, European summer holidays and other seasonal influences, competitive pricing pressures, materials costs, currency fluctuations, revenues and expenses related to new products and enhancements of existing products, as well as delays in customer purchases in anticipation of the introduction of new products or product enhancements by the Company or its competitors. The majority of the Company's revenues in each quarter results from orders received in that quarter. As a result, the Company establishes its production, inventory and operating expenditure levels based on anticipated revenue levels. Thus, if sales do not occur when expected, expenditures levels could be disproportionately high and operating results for that quarter, and potentially future quarters, would be adversely affected.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company from time to time is subject to legal claims. The Company does not believe that the likely outcome of any such claims or related lawsuits would have a material adverse effect on the Company or its ability to develop new products.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          12.1 Schedule Re: Computation of Ratio of Earnings to Fixed Charges
          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K
          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 12, 1998                         WAVETEK CORPORATION
                                                    (Registrant)


                                                /s/VICKIE L. CAPPS
                                                -------------------
                                                   Vickie L. Capps
                                              Chief Financial Officer