Form 10-Q
period 1998-03-31
WAVETEK CORP
filed 1998-05-15
CIK 1043015

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-Q
  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
                   For the quarterly period ended March 31, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the transition period from _____ to _____.

                          Commission file number 333-32195
                                WAVETEK CORPORATION
               (Exact Name of Registrant as Specified in Its Charter)


         DELAWARE                                   33-0457664
(State or Other Jurisdiction          (I.R.S. Employer Identification No.)
of Incorporation or Organization)



      11995 EL CAMINO REAL, SUITE 301
          SAN DIEGO, CALIFORNIA                        92130
(Address of Principal Executive Offices)             (Zip Code)


                                    (619) 793-2300
                  Registrant's Telephone Number, Including Area Code

                                    NOT APPLICABLE
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes  X    No
                                                     -----      ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 14, 1998, Registrant had only one class of common stock, of which there were 4,884,860 shares outstanding.

                                WAVETEK CORPORATION
                                     FORM 10-Q
                        FOR THE QUARTER ENDED MARCH 31, 1998

                                 TABLE OF CONTENTS


                                                                        Page
                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           Consolidated Balance Sheets as of March 31, 1998 and
             September 30, 1997. . . . . . . . . . . . . . . . . . . . .  3
           Consolidated Statements of Income for the Three and
             Six Months Ended March 31, 1998 and March 31, 1997. . . . .  4
           Consolidated Statements of Cash Flows for the Six
             Months Ended March 31, 1998 and March 31, 1997. . . . . . .  5
           Notes to Consolidated Financial Statements. . . . . . . . . .  6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . 16


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . 23

ITEM 2.    CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . 24

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . 24

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . 24

ITEM 5.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . 24

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . 24

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                                WAVETEK CORPORATION
                            CONSOLIDATED BALANCE SHEETS
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       MARCH 31,      SEPTEMBER 30,
                                                                        1998              1997
                                                                     ------------    --------------
                                                                      (Unaudited)        (Note)

                                    ASSETS
Current assets:
 Cash and cash equivalents. . . . . . . . . . . . . . . . . . . .    . $ 3,918         $ 5,695
 Short-term investments, available for sale . . . . . . . . . . . .          -             996
 Accounts receivable (less allowance for doubtful accounts of $946
  at March 31, 1998 (unaudited) and $851 at September 30, 1997) . .     25,858          25,860
 Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . .     16,466          15,937
 Refundable income taxes. . . . . . . . . . . . . . . . . . . . . .          2             616
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . .      3,611           3,611
 Other current assets   . . . . . . . . . . . . . . . . . . . . . .      1,427           1,730
                                                                       ---------       ---------
Total current assets. . . . . . . . . . . . . . . . . . . . . . . .     51,282          54,445
Property and equipment, net . . . . . . . . . . . . . . . . . . . .     10,931          15,110
Deferred debt issuance costs, net . . . . . . . . . . . . . . . . .      4,001           4,233
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . .      3,131           3,281
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . .        101             101
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,307             183
                                                                       ---------       ---------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .    $71,753         $77,353
                                                                       ---------       ---------
                                                                       ---------       ---------


                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Notes payable to banks. . . . . . . . . . . . . . . . . . . . . . .   $ 3,632         $ 3,859
 Trade accounts payable. . . . . . . . . . . . . . . . . . . . . . .    11,261          13,356
 Accrued compensation  . . . . . . . . . . . . . . . . . . . . . . .     5,441           6,034
 Income taxes payable. . . . . . . . . . . . . . . . . . . . . . . .       928             522
 Other current liabilities . . . . . . . . . . . . . . . . . . . . .     8,694           9,847
 Current maturities of long-term obligations . . . . . . . . . . . .     3,000           1,972
                                                                       ---------       ---------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . .    32,956          35,590
Long-term obligations, less current maturities . . . . . . . . . . .   107,000         112,972
Deferred income and other liabilities  . . . . . . . . . . . . . . .     1,718             431
Commitments and contingencies  . . . . . . . . . . . . . . . . . . .
Stockholders' equity (deficit):
 Common stock, par value $.01; authorized, 15,000 shares;
  issued and outstanding, 4,885 shares . . . . . . . . . . . . . . .        49              49
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . .    43,741          43,741
 Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .  (113,393)       (115,048)
 Foreign currency translation adjustments. . . . . . . . . . . . . .      (318)           (382)
                                                                       ---------       ---------
Total stockholders' equity (deficit) . . . . . . . . . . . . . . . .   (69,921)        (71,640)
                                                                       ---------       ---------
Total liabilities and stockholders' equity (deficit) . . . . . . . .   $71,753         $77,353
                                                                       ---------       ---------
                                                                       ---------       ---------

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

                                WAVETEK CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     MARCH 31,                MARCH 31,
                                                 1998        1997         1998        1997
                                              ----------  ----------   ----------  ----------
Net sales. . . . . . . . . . . . . . . . . . .  $35,504    $39,721      $71,279     $82,216
Cost of goods sold . . . . . . . . . . . . . .   14,797     18,099       30,546      39,101
                                              ----------  ----------   ----------  ----------
Gross margin . . . . . . . . . . . . . . . . .   20,707     21,622       40,733      43,115
Operating expenses:
 Marketing and selling . . . . . . . . . . . .    8,798      9,478       17,860      18,573
 Research and development. . . . . . . . . . .    4,449      4,067        8,727       7,713
 General and administrative. . . . . . . . . .    2,741      2,664        5,393       5,405
                                              ----------  ----------   ----------  ----------
                                                 15,988     16,209       31,980      31,691
                                              ----------  ----------   ----------  ----------
Operating income . . . . . . . . . . . . . . .    4,719      5,413        8,753      11,424
Non-operating income (expense):
 Interest income . . . . . . . . . . . . . . .       39         88          109         136
 Interest expense. . . . . . . . . . . . . . .   (2,978)      (126)      (5,947)       (239)
 Other, net  . . . . . . . . . . . . . . . . .       15       (220)        (156)       (616)
                                              ----------  ----------   ----------  ----------
                                                 (2,924)      (258)      (5,994)       (719)
                                              ----------  ----------   ----------  ----------
Income before provision for income taxes . . .    1,795      5,155        2,759      10,705
Provision for income taxes . . . . . . . . . .      718      1,861        1,104       3,865
                                              ----------  ----------   ----------  ----------
Net income . . . . . . . . . . . . . . . . . .  $ 1,077    $ 3,294      $ 1,655     $ 6,840
                                              ----------  ----------   ----------  ----------
                                              ----------  ----------   ----------  ----------
Net income per share - basic . . . . . . . . .  $   .22    $   .30      $   .34     $   .62
                                              ----------  ----------   ----------  ----------
                                              ----------  ----------   ----------  ----------
Net income per share - diluted . . . . . . . .  $   .21    $   .28      $   .32     $   .59
                                              ----------  ----------   ----------  ----------
                                              ----------  ----------   ----------  ----------
Average common shares outstanding - basic. . .    4,885     10,971        4,885      10,973
                                              ----------  ----------   ----------  ----------
                                              ----------  ----------   ----------  ----------
Average common shares outstanding - diluted. .    5,121     11,593        5,123      11,599
                                              ----------  ----------   ----------  ----------
                                              ----------  ----------   ----------  ----------

                               See accompanying notes.

                                 WAVETEK CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                               (DOLLARS IN THOUSANDS)
                                    (UNAUDITED)


                                                                     SIX MONTHS ENDED
                                                                        MARCH 31,
                                                                    1998          1997
                                                                  --------      --------
OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,655       $6,840
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
   Depreciation expense . . . . . . . . . . . . . . . . . . . .      1,639        1,385
   Amortization expense . . . . . . . . . . . . . . . . . . . .        147          292
   Amortization of debt issuance costs. . . . . . . . . . . . .        329            -
   Provision for losses on accounts receivable. . . . . . . . .        144          165
   Deferred income taxes. . . . . . . . . . . . . . . . . . . .          -          435
   Other, net . . . . . . . . . . . . . . . . . . . . . . . . .         (5)         (20)
   Changes in operating assets and liabilities:
      Accounts receivable . . . . . . . . . . . . . . . . . . .       (473)      (6,107)
      Inventories and other assets. . . . . . . . . . . . . . .     (1,946)       1,950
      Accounts payable and accrued expenses . . . . . . . . . .     (2,022)        (417)
      Income taxes payable, net . . . . . . . . . . . . . . . .        381        1,793
                                                                   --------      --------
Net cash provided by (used in) operating activities . . . . . .       (151)       6,316

INVESTING ACTIVITIES
Purchase of property and equipment. . . . . . . . . . . . . . .     (1,596)      (3,253)
Proceeds from sale of property and equipment. . . . . . . . . .        106            -
Purchase of short-term investments. . . . . . . . . . . . . . .          -       (3,000)
Proceeds from sale of short-term investments. . . . . . . . . .        996            -
Payments received on notes receivable . . . . . . . . . . . . .         11           75
Issuance of notes receivable. . . . . . . . . . . . . . . . . .        (15)           -
                                                                   --------      --------
Net cash used in investing activities . . . . . . . . . . . . .       (498)      (6,178)

FINANCING ACTIVITIES
Repurchase of common shares and stock options for cash. . . . .          -          (64)
Proceeds from revolving lines of credit and long-term
   obligations. . . . . . . . . . . . . . . . . . . . . . . . .        639        2,186
Principal payments on revolving lines of credit and long-term
   obligations. . . . . . . . . . . . . . . . . . . . . . . . .     (1,617)      (1,109)
Debt issuance costs . . . . . . . . . . . . . . . . . . . . . .        (97)           -
                                                                   --------      --------
Net cash provided by (used in) financing activities . . . . . .     (1,075)       1,013
Effect of exchange rate changes on cash and cash equivalents. .        (53)        (149)
                                                                   --------      --------
Increase (decrease) in cash and cash equivalents. . . . . . . .     (1,777)       1,002
Cash and cash equivalents at beginning of period. . . . . . . .      5,695        6,126
                                                                   --------      --------
Cash and cash equivalents at end of period. . . . . . . . . . .     $3,918       $7,128
                                                                   --------      --------
                                                                   --------      --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest. . . . . . . . . . . . . . . . . . . . .     $5,754      $  292
                                                                   --------      --------
                                                                   --------      --------
Cash paid for income taxes. . . . . . . . . . . . . . . . . . .     $   32      $1,830
                                                                   --------      --------
                                                                   --------      --------

                              See accompanying notes.

                               WAVETEK CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

    Wavetek Corporation (the "Company") is a leading global designer, manufacturer and distributor of a broad range of electronic test instruments, with a primary focus on application-specific instruments for testing voice, video and data communications equipment and networks. The Company also designs, manufactures and distributes precision instruments to calibrate and test electronic equipment and provides repair, upgrade and calibration services for its products on a worldwide basis. The accompanying consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

3.   FINANCIAL STATEMENT DETAILS

     Inventories consist of the following:


                                      MARCH 31,       SEPTEMBER 30,
                                        1998              1997
                                      ---------       -------------
                                          (DOLLARS IN THOUSANDS)
Finished goods. . . . . . . . . . .     $6,656            $6,451
Work-in-progress. . . . . . . . . .      3,780             3,612
Materials. . . . . . . . . . . . .       6,030             5,874
                                      ---------       -------------
                                       $16,466           $15,937
                                      ---------       -------------
                                      ---------       -------------


                             WAVETEK CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   SALE AND LEASEBACK FINANCING

    In October 1994, the Company entered into a sale and leaseback financing whereby it sold its facility in Indianapolis to a third party investor for $4.5 million, resulting in a charge to income of $1.8 million, representing the excess of the net book value of the property over the net proceeds received. The Company simultaneously entered a Master Lease Agreement with the buyer, under which the Company leased back the facility for a period of 20 years for an annual rental of $473,000, subject to annual adjustments based on the change in the consumer price index, not to exceed 3.0% per annum. In December 1994, the Company subleased a portion of this facility to a third party for five years for an annual base rental and common area expense reimbursement of $387,000. Because of the significance of the sublease in relation to the Company's master lease of the facility, generally accepted accounting principles required that the transaction be recorded as a financing transaction, whereby the building remained on the Company's balance sheet in an amount equal to the net proceeds from the sale and an offsetting long-term financing obligation was recorded. In February 1998 the sublease was no longer significant in relation to the Company's master lease of the facility. Accordingly, both the building asset and the long-term financing obligation, each in the amount of approximately $4.0 million, have been removed from the Company's balance sheet, with no impact on the Company's results of operations or its cash flows. Effective February 1, 1998, the master lease will be accounted for as an operating lease, with monthly rental payments recorded as operating expenses.

5.   AGREEMENT IN PRINCIPLE TO MERGE

    On March 18, 1998, Wavetek Corporation and Wandel & Goltermann Management Holding GmbH jointly announced that they have reached an agreement in principle to merge the companies. The structure of the transaction and the conditions of closing are currently being negotiated.

6.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA

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

                             WAVETEK CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                            CONSOLIDATING BALANCE SHEETS
                                AS OF MARCH 31, 1998
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        WAVETEK     SUBSIDIARY      FOREIGN
                                                      CORPORATION    GUARANTOR    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                      -----------   ----------    ------------    ------------    ------------

                                           ASSETS

Current assets:
  Cash and cash equivalents                               $   -        $   1,441       $   2,477       $    -          $   3,918
  Short-term investments, available for sale                  -            -               -                -              -
  Accounts receivable (less allowance for
   doubtful accounts of $946)                                  (114)      31,517          15,605         (21,150)         25,858
  Inventories                                                 -            7,181          10,022            (737)         16,466
  Refundable income taxes                                     -            -                   2            -                  2
  Deferred income taxes                                       2,301        1,310           -                -              3,611
  Other current assets                                           29          225           1,173            -              1,427
                                                         -----------   ----------    ------------    ------------    ------------
Total current assets                                          2,216       41,674          29,279         (21,887)         51,282
Property and equipment, net                                   1,615        4,326           4,990            -             10,931
Deferred debt issuance costs, net                             4,001        -               -                -              4,001
Intangible assets, net                                        3,090        -                  41            -              3,131
Deferred income taxes                                            (4)         105           -                -                101
Other assets                                                    317        2,088              87            (185)          2,307
Investment in subsidiaries                                   39,600        -                  25         (39,625)          -
                                                         -----------   ----------    ------------    ------------    ------------
Total assets                                               $ 50,835     $ 48,193       $  34,422       $ (61,697)      $  71,753
                                                         -----------   ----------    ------------    ------------    ------------
                                                         -----------   ----------    ------------    ------------    ------------


                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable to banks                                   $  -         $  -           $   3,632       $   -           $   3,632
  Trade accounts payable                                     14,493        7,209          10,706          (21,147)        11,261
  Accrued compensation                                          183        1,347           3,911             -             5,441
  Income taxes payable                                       (6,928)       7,071             785             -               928
  Other current liabilities                                   2,976        2,081           3,640               (3)         8,694
  Current maturities of long-term obligations                 3,000        -               -                 -             3,000
                                                          -----------   ----------    ------------    ------------    ------------
Total current liabilities                                    13,724       17,708          22,674          (21,150)        32,956
Long-term obligations, less current maturities              107,000        -                 185             (185)       107,000
Deferred income and other liabilities                            32        1,668              18             -             1,718
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, par value $.01; authorized,
   15,000 shares; issued and outstanding,
   4,885 shares                                                  49        -               -                 -                 49
  Additional paid-in capital                                 43,741        2,137          15,064          (17,201)         43,741
  Retained earnings (accumulated deficit)                  (113,393)      26,680          (3,201)         (23,479)       (113,393)
  Foreign currency translation adjustments                     (318)       -               (318)              318            (318)
                                                          -----------   ----------    ------------    -----------     ------------
Total stockholders' equity (deficit)                        (69,921)      28,817          11,545          (40,362)        (69,921)
                                                          -----------   ----------    ------------    ------------    ------------
Total liabilities and stockholders' equity (deficit)       $ 50,835     $ 48,193         $34,422         $(61,697)     $   71,753
                                                          -----------   ----------    ------------    ------------    ------------
                                                          -----------   ----------    ------------    ------------    ------------

                             WAVETEK CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                            CONSOLIDATING BALANCE SHEETS
                              AS OF SEPTEMBER 30, 1997
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      WAVETEK     SUBSIDIARY     FOREIGN
                                                     CORPORATION  GUARANTOR    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     -----------  ----------   ------------    ------------   ------------

                                         ASSETS

Current assets:
  Cash and cash equivalents                           $   -         $  4,575       $  1,120      $  -            $  5,695
  Short-term investments, available for sale              -              996          -             -                 996
  Accounts receivable (less allowance for
   doubtful accounts of $851)                             (103)       20,202         16,230       (10,469)         25,860
  Inventories                                             -            5,758         11,084          (905)         15,937
  Refundable income taxes                                4,134        (3,521)             3         -                 616
  Deferred income taxes                                  2,301         1,310          -             -               3,611
  Other current assets                                      63           246          1,421         -               1,730
                                                     -----------  ----------   ------------    ------------   ------------
Total current assets                                     6,395        29,566         29,858       (11,374)         54,445
Property and equipment, net                              5,690         4,428          5,015           (23)         15,110
Debt issuance costs, net                                 4,233         -              -             -               4,233
Intangible assets, net                                   3,224         -                 57         -               3,281
Deferred income taxes                                       (4)          105          -             -                 101
Other assets                                               226            46             96          (185)            183
Investment in subsidiaries                              33,059         -                 25       (33,084)          -
                                                     -----------  ----------   ------------    ------------   ------------
Total assets                                          $ 52,823      $ 34,145       $ 35,051      $(44,666)       $ 77,353
                                                     -----------  ----------   ------------    ------------   ------------
                                                     -----------  ----------   ------------    ------------   ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable to banks                              $  -          $  -           $   3,859     $  -            $  3,859
  Trade accounts payable                                 5,215         5,795          12,817      (10,471)         13,356
  Accrued compensation                                     418         1,486           4,130        -               6,034
  Income taxes payable                                   -             -                 522        -                 522
  Other current liabilities                              4,727         3,042           2,077            1           9,847
  Current maturities of long-term obligations            1,097         -                 875        -               1,972
                                                     -----------  ----------   ------------    ------------   ------------
Total current liabilities                               11,457        10,323          24,280      (10,470)         35,590
Long-term obligations, less current maturities         112,971         -                 186         (185)        112,972
Deferred income and other liabilities                       35           369              27        -                 431
Commitments and contingencies
Stockholders' equity (deficit):
  Common stock, par value $.01; authorized,
   15,000 shares; issued and outstanding,
   4,885 shares                                             49         -               -            -                  49
  Additional paid-in capital                            43,741         2,137          15,064      (17,201)         43,741
  Retained earnings (accumulated deficit)             (115,048)       21,316          (4,124)     (17,192)       (115,048)
  Foreign currency translation adjustments                (382)        -                (382)         382            (382)

Total stockholders' equity (deficit)                   (71,640)       23,453          10,558      (34,011)        (71,640)
                                                     -----------  ----------   ------------    ------------   ------------
Total liabilities and stockholders' equity (deficit)  $ 52,823       $34,145       $  35,051     $(44,666)        $77,353
                                                     -----------  ----------   ------------    ------------   ------------
                                                     -----------  ----------   ------------    ------------   ------------


                               WAVETEK CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                         CONSOLIDATING STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED MARCH 31, 1998
                               (DOLLARS IN THOUSANDS)



                                                      WAVETEK     SUBSIDIARY     FOREIGN
                                                     CORPORATION  GUARANTOR    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     -----------  ----------   ------------    ------------   ------------
Net sales                                                 $-      $22,196         $20,231       $(6,923)        $35,504
Cost of goods sold                                       (20)       9,127          12,876        (7,186)         14,797
                                                     -----------  ----------   ------------    ------------   ------------
Gross margin                                              20       13,069           7,355           263          20,707
Operating expenses:
Marketing and selling                                    409        4,625           3,764             -           8,798
Research and development                                  (8)       2,828           1,629             -           4,449
General and administrative                               625          974           1,142             -           2,741
                                                     -----------  ----------   ------------    ------------   ------------
                                                       1,026        8,427           6,535             -          15,988
                                                     -----------  ----------   ------------    ------------   ------------
Operating income (loss)                               (1,006)       4,642             820           263           4,719
Non-operating income (expense):
Interest income                                            -           36               3             -              39
Interest expense                                      (2,921)           -             (57)            -          (2,978)
Equity in net income (loss) of subsidiaries            3,619            -               -        (3,619)              -
Other, net                                                 -          278            (266)            3              15
                                                     -----------  ----------   ------------    ------------   ------------
                                                         698          314            (320)       (3,616)         (2,924)
                                                     -----------  ----------   ------------    ------------   ------------
Income (loss) before provision (credit) for
income taxes                                            (308)        4,956             500        (3,353)          1,795
Provision (credit) for income taxes                    (1,385)       1,982             121             -             718
                                                     -----------  ----------   ------------    ------------   ------------
Net income                                             $1,077       $2,974            $379       $(3,353)         $1,077
                                                     -----------  ----------   ------------    ------------   ------------
                                                     -----------  ----------   ------------    ------------   ------------

                               WAVETEK CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                         CONSOLIDATING STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED MARCH 31, 1997
                               (DOLLARS IN THOUSANDS)

                                                      WAVETEK     SUBSIDIARY     FOREIGN
                                                     CORPORATION  GUARANTOR    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     -----------  ----------   ------------    ------------   ------------
Net sales                                                 $-      $21,579         $27,077       $(8,935)        $39,721
Cost of goods sold                                      (794)       9,734          17,985        (8,826)         18,099
                                                     -----------  ----------   ------------    ------------   ------------
Gross margin                                             794       11,845           9,092          (109)         21,622
Operating expenses:
Marketing and selling                                    193        4,308           4,977             -           9,478
Research and development                                 (12)       3,434             645             -           4,067
General and administrative                               528          945           1,191             -           2,664
                                                     -----------  ----------   ------------    ------------   ------------
                                                         709        8,687           6,813             -          16,209
                                                     -----------  ----------   ------------    ------------   ------------
Operating income (loss)                                   85        3,158           2,279          (109)          5,413
Non-operating income (expense):
Interest income                                            9           77              11            (9)             88
Interest expense                                         (96)           -             (39)            9            (126)
Equity in net income of subsidiaries                   3,552            -               -        (3,552)              -
Other, net                                               209          203            (632)            -            (220)
                                                     -----------  ----------   ------------    ------------   ------------
                                                       3,674          280            (660)       (3,552)           (258)
                                                     -----------  ----------   ------------    ------------   ------------
Income before provision for income taxes               3,759        3,438           1,619        (3,661)          5,155
Provision for income taxes                               465        1,062             334             -           1,861
                                                     -----------  ----------   ------------    ------------   ------------
Net income                                            $3,294       $2,376          $1,285       $(3,661)         $3,294
                                                     -----------  ----------   ------------    ------------   ------------
                                                     -----------  ----------   ------------    ------------   ------------

                               WAVETEK CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                         CONSOLIDATING STATEMENTS OF INCOME
                      FOR THE SIX MONTHS ENDED MARCH 31, 1998
                               (DOLLARS IN THOUSANDS)

                                                      WAVETEK     SUBSIDIARY     FOREIGN
                                                    CORPORATION   GUARANTOR    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                    -----------   ----------   ------------    ------------   ------------
Net sales                                            $     -        $42,801       $42,721        $(14,243)        $71,279
Cost of goods sold                                       (70)        18,155        26,893         (14,432)         30,546
                                                    -----------   ----------   ------------    ------------   ------------
Gross margin                                              70         24,646        15,828             189          40,733
Operating expenses:
Marketing and selling                                    840          8,816         8,204               -          17,860
Research and development                                 (20)         5,414         3,333               -           8,727
General and administrative                             1,038          1,975         2,380               -           5,393
                                                    -----------   ----------   ------------    ------------   ------------
                                                       1,858          6,205        13,917               -          31,980
                                                    -----------   ----------   ------------    ------------   ------------
Operating income (loss)                               (1,788)         8,441         1,911             189           8,753
Non-operating income (expense):
Interest income                                            -            106             3               -             109
Interest expense                                      (5,830)             -          (117)              -          (5,947)
Equity in net income (loss) of subsidiaries            6,479              -             -          (6,479)              -
Other, net                                                 -            393          (552)              3            (156)
                                                    -----------   ----------   ------------    ------------   ------------
                                                         649            499          (666)         (6,476)         (5,994)
                                                    -----------   ----------   ------------    ------------   ------------
Income (loss) before provision (credit) for
income taxes                                          (1,139)         8,940         1,245          (6,287)          2,759
Provision (credit) for income taxes                   (2,794)         3,576           322               -           1,104
                                                    -----------   ----------   ------------    ------------   ------------
Net income                                           $ 1,655        $ 5,364       $   923         $(6,287)        $ 1,655
                                                    -----------   ----------   ------------    ------------   ------------
                                                    -----------   ----------   ------------    ------------   ------------

                               WAVETEK CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                         CONSOLIDATING STATEMENTS OF INCOME
                      FOR THE SIX MONTHS ENDED MARCH 31, 1997
                               (DOLLARS IN THOUSANDS)

                                                      WAVETEK    SUBSIDIARY      FOREIGN
                                                    CORPORATION   GUARANTOR    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    -----------  ----------    ------------   ------------   ------------
Net sales                                                 $-      $43,434         $57,613      $(18,831)        $82,216
Cost of goods sold                                      (152)      19,826          38,366       (18,939)         39,101
                                                    -----------  ----------    ------------   ------------   ------------
Gross margin                                             152       23,608          19,247           108          43,115
Operating expenses:
Marketing and selling                                    480        8,276           9,817             -          18,573
Research and development                                 (24)       4,945           2,792             -           7,713
General and administrative                             1,243        1,801           2,361             -           5,405
                                                    -----------  ----------    ------------   ------------   ------------
                                                       1,699       15,022          14,970             -          31,691
                                                    -----------  ----------    ------------   ------------   ------------
Operating income (loss)                               (1,547)       8,586           4,277           108          11,424
Non-operating income (expense):
Interest income                                           76          121              14           (75)            136
Interest expense                                        (192)           -            (122)           75            (239)
Equity in net income of subsidiaries                   8,424            -               -        (8,424)              -
Other, net                                               164           96            (876)            -            (616)
                                                    -----------  ----------    ------------   ------------   ------------
                                                       8,472          217            (984)       (8,424)           (719)
                                                    -----------  ----------    ------------   ------------   ------------
Income before provision for income taxes               6,925        8,803           3,293        (8,316)         10,705
Provision for income taxes                                85        3,208             572             -           3,865
                                                    -----------  ----------    ------------   ------------   ------------
Net income                                            $6,840       $5,595          $2,721       $(8,316)         $6,840
                                                    -----------  ----------    ------------   ------------   ------------
                                                    -----------  ----------    ------------   ------------   ------------

                                   WAVETEK CORPORATION
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)


6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                      FOR THE SIX MONTHS ENDED MARCH 31, 1998
                               (DOLLARS IN THOUSANDS)



                                                      WAVETEK     SUBSIDIARY     FOREIGN
                                                     CORPORATION  GUARANTOR    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     -----------  ----------   ------------    ------------   ------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating
 activities........................................     $322      $(3,537)       $3,064            $-            $(151)

INVESTING ACTIVITIES
Purchase of property and equipment.................     (203)        (568)         (825)            -           (1,596)
Proceeds from sale of short-term investments.......        -          996            -              -              996
Other investing activities.........................       11          (25)          116             -              102
                                                    -----------   ----------    -----------     -----------    -----------
Net cash provided by (used in) investing
 activities........................................     (192)         403          (709)            -             (498)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit and
 long-term obligations.............................       -            -            639             -              639
Principal payments on revolving lines of credit
 and long-term obligations.........................      (33)          -         (1,584)            -           (1,617)
Debt issuance costs................................      (97)          -             -              -              (97)
                                                    -----------   ----------    -----------     -----------    -----------
Net cash used in financing activities..............     (130)          -           (945)            -           (1,075)
Effect of exchange rate changes on cash and
 cash equivalents..................................       -            -            (53)            -              (53)
                                                    -----------   ----------    -----------     -----------    -----------
Increase (decrease) in cash and cash
 equivalents.......................................       -        (3,134)        1,357             -           (1,777)
Cash and cash equivalents at beginning of
 period............................................       -         4,575         1,120             -            5,695
                                                    -----------   ----------    -----------     -----------    -----------
Cash and cash equivalents at end of period.........      $-       $ 1,441        $2,477            $-           $3,918
                                                    -----------   ----------    -----------     -----------    -----------
                                                    -----------   ----------    -----------     -----------    -----------




                                   WAVETEK CORPORATION
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)


6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                      FOR THE SIX MONTHS ENDED MARCH 31, 1997
                               (DOLLARS IN THOUSANDS)





                                                      WAVETEK     SUBSIDIARY     FOREIGN
                                                     CORPORATION  GUARANTOR    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     -----------  ----------   ------------    ------------   ------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating
 activities..................................        $(10,232)     $13,467         $3,081         $ -          $6,316

INVESTING ACTIVITIES
Purchase of property and equipment...........            (943)        (981)        (1,329)          -          (3,253)
Purchase of short-term investments...........              -        (3,000)           -             -          (3,000)
Other investing activities...................              25           50            -             -              75
                                                     -----------  ----------   ------------    ------------   ------------
Net cash used in investing activities........            (918)      (3,931)        (1,329)          -          (6,178)

FINANCING ACTIVITIES                                                                                -
Proceeds from revolving lines of credit and
 long-term obligations.......................             -            -            2,186           -           2,186
Principal payments on revolving lines of credit
 and long-term obligations...................             (45)         -           (1,064)          -          (1,109)
Divdends from subsidiary to Wavetek
 Corporation.................................          10,000      (10,000)           -             -             -
Capital contributions from Wavetek Corporation
 to subsidiaries.............................          (2,578)         -            2,578           -             -
Repayment of loans from Wavetek Corporation
 to subsidiaries.............................           3,837          -           (3,837)          -             -
Other financing activities...................             (64)         -              -             -             (64)
                                                     -----------  ----------   ------------    ------------   ------------
Net cash provided by (used in) financing
 activities..................................          11,150      (10,000)          (137)          -           1,013
Effect of exchange rate changes on cash and
 cash equivalents............................             -            -             (149)          -            (149)
                                                     -----------  ----------   ------------    ------------   ------------
Increase (decrease) in cash and cash
 equivalents.................................             -           (464)         1,466           -           1,002
Cash and cash equivalents at beginning of
 period......................................             -          4,845          1,281           -           6,126
                                                     -----------  ----------   ------------    ------------   ------------
Cash and cash equivalents at end of period...        $    -         $4,381         $2,747         $ -          $7,128
                                                     -----------  ----------   ------------    ------------   ------------
                                                     -----------  ----------   ------------    ------------   ------------



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

    The Company derives its revenues primarily from the sale of its products to a broad international base of over 5,000 customers operating in a wide range of industries. A majority of the Company's sales come from its Communications Test product lines which serve the CATV, Wireless, Telecom, LAN and Test Tools market segments of the test instrument industry. The Company also sells Calibration Instruments and provides repair, upgrade and calibration services for its products on a worldwide basis. The Company sells products that are manufactured at its four facilities located in: (i) Indianapolis, Indiana; (ii) Norwich, England; (iii) St. Etienne, France; and
(iv) Munich, Germany. In major markets such as the United States, England, France and Germany, the Company sells its products to customers in their local currencies. In the rest of the world, the Company generally sells its products to customers or local distributors in the functional currency of the location where the products are manufactured. During fiscal 1997, approximately 61% of the Company's sales were generated outside of the United States and approximately 50% of the Company's sales were made in currencies other than the United States dollar. During the six months ended March 31, 1998, approximately 56% of the Company's sales were generated outside the United States and approximately 44% of the Company's sales were made in currencies other than the United States dollar. As a result of such foreign currency sales, the equivalent United States dollar amount of the Company's sales is impacted by changes in foreign currency exchange rates. The Company's ability to maintain and grow its sales depends on a variety of factors including its ability to maintain its competitive position in areas such as technology, performance, price, brand identity, quality, reliability, distribution and customer service and support, and its ability to continue to introduce new products that respond to technological change and market demand in a timely manner.

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

RESULTS OF OPERATIONS

    The following table sets forth selected financial information as a percentage of sales for the periods indicated:

                                                   THREE MONTHS
                                                      ENDED           SIX MONTHS ENDED
                                                     MARCH 31,            MARCH 31,
                                                  1998      1997       1998      1997
                                                  ------    ------    ------     ------
Sales                                             100.0%    100.0%    100.0%     100.0%
Cost of goods sold                                 41.7      45.6      42.9       47.6
                                                  ------    ------    ------     ------
Gross margin                                       58.3      54.4      57.1       52.4
Operating expenses                                 45.0      40.8      44.9       38.5
                                                  ------    ------    ------     ------
Operating income                                   13.3      13.6      12.2       13.9
Interest expense, net                              (8.3)     (.1)      (8.2)       (.1)
Other non-operating income (expense), net            .1      (.5)       (.1)       (.8)
                                                  ------    ------    ------     ------
Income before provision for income taxes            5.1      13.0       3.9       13.0
Provision for income taxes                          2.1       4.7       1.6        4.7
                                                  ------    ------    ------     ------
Net income                                          3.0%      8.3%      2.3%       8.3%
                                                  ------    ------    ------     ------
                                                  ------    ------    ------     ------
EBITDA (1)                                         15.8%     15.8%     14.8%      15.9%
                                                  ------    ------    ------     ------
                                                  ------    ------    ------     ------

    The Company's ratio of earnings to fixed charges was as follows for the periods indicated:

                                        THREE MONTHS ENDED  SIX MONTHS ENDED
                                             MARCH 31,          MARCH 31,
                                          1998    1997      1998     1997
                                         ------  ------    ------   ------
Ratio of earnings to fixed charges (2)    1.6x    16.8x     1.4x     17.6x

___________
(1) EBITDA is operating income plus depreciation and amortization expense. The Company's definition of EBITDA is consistent with the definition of Consolidated Cash Flow in the Indenture related to the Company's Senior Subordinated Notes (the "Indenture"). While EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows, the Company has included EBITDA because it may be viewed as an indicator of compliance with certain covenants in the Indenture and the Company's bank credit agreement and is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a Company's ability to service debt. EBITDA as presented by the Company herein may not be comparable to similarly titled measures reported by other companies. In addition, the amount reported by the Company as EBITDA may not be fully available for management's discretionary use due to the Company's needs to conserve funds for debt service, capital expenditures and other commitments.

(2) For purposes of computing this ratio, earnings consist of income before provision for income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred debt issuance costs and one-third of the rent expense from operating leases, which management believes is a reasonable approximation of the interest factor of the rent.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

    NET SALES. Net sales in the three months ended March 31, 1998 decreased $4.2 million, or 10.6%, to $35.5 million from $39.7 million in the comparable fiscal 1997 period. This decrease was due to a decrease in sales to international customers of $5.5 million, or 22.7%, partially offset by an increase of $1.3 million, or 8.6%, in sales to customers in the United States. The Company's sales to customers outside the United States decreased to 53.1% of total sales in the three months ended March 31, 1998 from 61.4% in the comparable fiscal 1997 period and the portion of the Company's sales which were made in currencies other than the United States dollar decreased to approximately 41% in the three months ended March 31, 1998 from approximately 51% in the comparable fiscal 1997 period. The decrease in sales to international customers was primarily due to large shipments to international customers which were made in the three months ended March 31, 1997 and did not recur in similar magnitude in the three months ended March 31, 1998. The Company has also experienced a general reduction in its sales to customers in Asia as a result of recent economic down turns in that region. Changes in certain foreign exchange rates also had the effect of reducing the United States dollar equivalent of the Company's foreign currency sales by $1.6 million from the United States dollar equivalent amount that would have been reported if the average exchange rates in effect during the three months ended March 31, 1997 had remained in effect during the three months ended March 31, 1998. Sales of the Company's Communications Test products in the three months ended March 31, 1998 decreased $3.1 million, or 10.1%, from the comparable fiscal 1997 period primarily as a result of large shipments to international customers which were made in the three months ended March 31, 1997 and did not recur in similar magnitude in the three months ended March 31, 1998. Sales of Calibration Instruments products in the three months ended March 31, 1998 decreased $1.4 million, or 22.6%, from the comparable fiscal 1997 period, due partially to an unfavorable geographic mix of such sales resulting in less revenue per unit sold and partially to a general reduction in sales to customers in Asia as a result of recent economic down turns in that region. Sales in the three months ended March 31, 1998 from repair, upgrade and calibration services increased $0.3 million, or 9.9%, from the comparable fiscal 1997 period.

    GROSS MARGIN. The Company's gross margin in the three months ended March 31, 1998 decreased $0.9 million or 4.2%, to $20.7 million from $21.6 million in the comparable fiscal 1997 period. Gross margin as a percentage of sales increased to 58.3% in the three months ended March 31, 1998 from 54.4% in the comparable fiscal 1997 period. The increase in the gross margin percentage during the three months ended March 31, 1998 results primarily from increases in gross margin percentages realized from the Company's sales of Communications Test products due substantially to improvements made by the Company in recent periods to the cost structure of its manufacturing operations, including the replacement of a major manufacturing subcontractor in Europe. In addition, the Company's improved gross margin percentages were positively impacted by a favorable geographical and product mix of its sales. As a partial offset to these improved gross margin percentages, the Company experienced a reduction in gross margin percentages realized from sales of its Calibration Instruments products during the three months ended March 31, 1998 due primarily to lower sales volume and an unfavorable geographic mix of its sales. Changes in foreign exchange rates had a small unfavorable impact on the United States dollar equivalent of gross margins related to international sales denominated in foreign currencies in the three months ended March 31, 1998.

    OPERATING EXPENSES. Operating expenses in the three months ended March 31, 1998 decreased $0.2 million, or 1.4%, to $16.0 million from $16.2 million in the comparable fiscal 1997 period. Operating expenses as a percentage of sales increased to 45.0% in the three months ended March 31, 1998 from 40.8% in the comparable fiscal 1997 period. The decrease in operating expenses in the three months ended March 31, 1998 was due to a decrease in spending for marketing and selling activities of $0.7 million, to $8.8 million, or 24.8% of sales, in the three months ended March 31, 1998 from $9.5 million, or 23.9% of sales, in the comparable fiscal 1997 period, primarily due to a reduction in sales commissions paid to independent sales representatives due to the reduced sales volume in the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Although total expenses related to marketing and selling activities decreased in the three months ended March 31, 1998, such expenses increased as a percentage of sales due to the fixed portion of such expenses being spread over a lower sales volume. The reduction in marketing and selling expense was partially offset by an increase in spending for research and development activities of $0.4 million, to $4.4 million, or 12.5% of sales, in the three months ended March 31, 1998 from $4.1 million, or 10.2% of sales, in the comparable fiscal 1997 period, in order to accelerate the timing and number of new product introductions. Spending for general and administrative activities remained at approximately the same level in the three months ended March 31, 1998 as in the comparable fiscal 1997 period, however these expenses increased as a percentage of sales during the current period. Changes in foreign exchange rates had a favorable impact on the United States dollar equivalent of operating expenses denominated in foreign currencies in the three months ended March 31, 1998.

    NON-OPERATING INCOME (EXPENSE). Non-operating expense, net, in the three months ended March 31, 1998 increased by $2.7 million over the comparable fiscal 1997 period to $2.9 million. The increase was primarily due to an increase in the Company's net interest expense to $2.9 million during the three months ended March 31, 1998 from no net expense in the comparable fiscal 1997 period, reflecting additional interest expense due to the Company's outstanding debt securities (the "Notes") and the New Credit Agreement. The increase in net interest expense was partially offset by a reduction of $0.2 million in other non-operating expenses.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate has increased to approximately 40% in the three months ended March 31, 1998 from approximately 36% in the comparable fiscal 1997 period.

    NET INCOME (LOSS). As a result of the above factors, net income was $1.1 million in the three months ended March 31, 1998 as compared to $3.3 million in the comparable fiscal 1997 period.

    EBITDA. EBITDA was $5.6 million in the three months ended March 31, 1998 as compared to $6.3 million in the comparable fiscal 1997 period. EBITDA as a percentage of sales was 15.8% in both the three months ended March 31, 1998 and 1997.

    RATIO OF EARNINGS TO FIXED CHARGES. As a result of the above factors, the ratio of earnings to fixed charges was 1.6x in the three months ended March 31, 1998 as compared to 16.8x in the comparable fiscal 1997 period.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

    NET SALES. Net sales in the six months ended March 31, 1998 decreased $10.9 million, or 13.3%, to $71.3 million from $82.2 million in the comparable fiscal 1997 period. This decrease was due to a decrease in sales to international customers of $12.2 million, or 23.5%, partially offset by an increase of $1.2 million, or 4.1%, in sales to customers in the United States. The Company's sales to customers outside the United States decreased to 55.5% of total sales in the six months ended March 31, 1998 from 63.0% in the comparable fiscal 1997 period and the portion of the Company's sales which were made in currencies other than the United States dollar decreased to approximately 44% in the six months ended March 31, 1998 from approximately 54% in the comparable fiscal 1997 period. The decrease in sales to international customers was primarily due to several large shipments to international customers which were made during the six months ended March 31, 1997 and did not recur in similar magnitude during the six months ended March 31, 1998. The Company has also experienced a general reduction in its sales to customers in Asia as a result of recent economic down turns in that region. Changes in certain foreign exchange rates also had the effect of reducing the United States dollar equivalent of the Company's foreign currency sales by $3.0 million from the United States dollar equivalent amount that would have been reported if the average exchange rates in effect during the six months ended March 31, 1997 had remained in effect during the six months ended March 31, 1998. Sales of the Company's Communications Test products in the six months ended March 31, 1998 decreased $8.6 million, or 13.5%, from the comparable fiscal 1997 period primarily as a result of the large shipments mentioned above that occurred during the comparable fiscal 1997 period. Sales of Calibration Instruments products in the six months ended March 31, 1998 decreased $2.9 million, or 22.2%, from the comparable fiscal 1997 period, due partially to the continued delay in a large order which was expected during the three months ended December 31, 1997 and was not received by March 31, 1998, partially to the fact that the comparable fiscal 1997 period included higher shipments in connection with a planned reduction in the backlog of this product line during that period, partially to an unfavorable geographic mix of sales and partially to a reduction in sales to customers in Asia. Sales in the six months ended March 31, 1998 from repair, upgrade and calibration services increased $0.5 million, or 9.4%, from the comparable fiscal 1997 period.

    GROSS MARGIN. The Company's gross margin in the six months ended March 31, 1998 decreased $2.4 million or 5.5%, to $40.7 million from $43.1 million in the comparable fiscal 1997 period. Gross margin as a percentage of sales increased to 57.1% in the six months ended March 31, 1998 from 52.4% in the comparable fiscal 1997 period. The increase in the gross margin percentage during the six months ended March 31, 1998 results primarily from increases in gross margin percentages realized from the Company's sales of Communications Test products due substantially to improvements made by the Company in recent periods to the cost structure of its manufacturing operations, including the replacement of a major manufacturing subcontractor in Europe. In addition, the Company's improved gross margin percentages were positively impacted by a favorable geographical and product mix of its sales. As a partial offset to these improved gross margin percentages, the Company experienced a reduction in gross margin percentages realized from sales of its Calibration Instruments products during the six months ended March 31, 1998 due primarily to lower sales volume and an unfavorable geographic mix of its sales. Changes in foreign exchange rates had an unfavorable impact on the United States dollar equivalent of gross margins related to international sales denominated in foreign currencies in the six months ended March 31, 1998.

    OPERATING EXPENSES. Operating expenses in the six months ended March 31, 1998 increased $0.3 million, or 1.0%, to $32.0 million from $31.7 million in the comparable fiscal 1997 period. Operating expenses as a percentage of sales increased to 44.9% in the six months ended March 31, 1998 from 38.5% in the comparable fiscal 1997 period. The increase in operating expenses in the six months ended March 31, 1998 was due to an increase in spending for research and development activities of $1.0 million, to $8.7 million, or 12.2% of sales, in the six months ended March 31, 1998 from $7.7 million, or 9.4% of sales, in the comparable fiscal 1997 period, in order to accelerate the timing and number of new product introductions. The increase in spending for research and development activities was partially offset by reduced spending for marketing and selling activities of $0.7 million, to $17.9 million, or 25.1% of sales, in the six months ended March 31, 1998 from $18.6 million, or 22.6% of sales, in the comparable fiscal 1997 period, primarily due to a reduction in sales commissions paid to independent sales representatives due to reduced sales volume in the six months ended March 31, 1998 compared to the six months ended March 31, 1997. Although total expenses related to marketing and selling activities decreased in the six months ended March 31, 1998, such expenses increased as a percentage of sales due to the fixed portion of such expenses being spread over a lower sales volume. Spending for general and administrative activities remained at approximately the same level in the six months ended March 31, 1998 as in the comparable fiscal 1997 period, however these expenses increased as a percentage of sales during the current period. Changes in foreign exchange rates had a favorable impact on the United States dollar equivalent of operating expenses denominated in foreign currencies in the six months ended March 31, 1998.

    NON-OPERATING INCOME (EXPENSE). Non-operating expense, net, in the six months ended March 31, 1998 increased by $5.3 million over the comparable fiscal 1997 period to $6.0 million. The increase was primarily due to an increase in the Company's net interest expense to $5.8 million during the six months ended March 31, 1998 from $0.1 million in the comparable fiscal 1997 period, reflecting additional interest expense due to the Notes and the New Credit Agreement. The increase in net interest expense was partially offset by a reduction of $0.4 million in other non-operating expenses.

    PROVISION FOR INCOME TAXES. The Company's effective tax rate has increased to approximately 40% in the six months ended March 31, 1998 from approximately 36% in the comparable fiscal 1997 period.

    NET INCOME (LOSS). As a result of the above factors, net income was $1.7 million in the six months ended March 31, 1998 as compared to $6.8 million in the comparable fiscal 1997 period.

    EBITDA. EBITDA was $10.5 million in the six months ended March 31, 1998 as compared to $13.1 million in the comparable fiscal 1997 period. EBITDA as a percentage of sales decreased to 14.8% in the six months ended March 31, 1998 from 15.9% in the comparable fiscal 1997 period.

    RATIO OF EARNINGS TO FIXED CHARGES. As a result of the above factors, the ratio of earnings to fixed charges was 1.4x in the six months ended March 31, 1998 as compared to 17.6x in the comparable fiscal 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash provided by (used in) operating activities was $(0.2 million) and $6.3 million in the six months ended March 31, 1998 and 1997, respectively. The Company had cash, cash equivalents and short-term investments at March 31, 1998 of $3.9 million. The Company invests its excess cash in money market funds and U.S. Treasury obligations. Historically the Company has funded its business through operating cash flow, has not relied on sales of equity to provide cash and has used short-term debt primarily for cash management purposes. The Company's European subsidiaries had borrowings outstanding under their existing credit agreements (the "Existing Credit Agreements") of $3.6 million at March 31, 1998 for funding short-term working capital requirements, and the Company had additional obligations outstanding totaling approximately $1.3 million in the form of letters of credit and bank guarantees.

    The Company's primary cash needs have been for the funding of working capital requirements (primarily inventory and accounts receivable) and capital expenditures. The Company's net cash used in investing activities was $0.5 million and $6.2 million in the six months ended March 31, 1998 and 1997, respectively. The Company's recurring cash requirements for investing activities are primarily for capital expenditures. The Company made capital expenditures in the six months ended March 31, 1998 and 1997 of approximately $1.6 million and $3.3 million, respectively. The Company's cash flows from investing activities for the six months ended March 31, 1998 and 1997 also included net proceeds from the sale of and (purchase of) short-term investments of $1.0 million and $(3.0 million), respectively.

    The Company's net cash provided by (used in) financing activities was $(1.1 million) and $1.0 million in the six months ended March 31, 1998 and 1997, respectively. The net cash provided by (used in) financing activities substantially reflects the proceeds from and repayments for borrowings used to finance the Company's operating and investing activities, or as an application of the cash generated from these activities.

    As part of certain recapitalization transactions that occurred in June 1997, the Company entered into a new credit agreement (the "New Credit Agreement')with Fleet National Bank, DLJ Capital Funding, Inc. and various other lenders providing for a term loan facility of $25.0 million and a revolving credit facility providing for borrowings up to $20.0 million, of which the Company borrowed all $25.0 million of the term loan facility and none of the revolving credit facility to complete the recapitalization transactions. In connection with entering into the New Credit Agreement, the Company terminated $4.0 million of United States availability under its Existing Credit Agreements, leaving borrowing availability of approximately $9.4 million at its Foreign Subsidiaries. The Company believes that its cash flow from operations, combined with the remaining available borrowings under the Existing and New Credit Agreements will be sufficient to fund its debt service obligations, including its obligations under the Notes, and working capital requirements.

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

    The Indenture under which the Notes were issued and the New Credit Agreement permit the Company and its subsidiaries to make investments in, and intercompany loans to, the Foreign Subsidiaries. Payments to the Company or its other subsidiaries by such Foreign Subsidiaries, including the payment of dividends, redemption of capital stock or repayment of such intercompany loans, may be restricted by the credit agreements of the Foreign Subsidiaries. All intercompany loans from the Company to the Foreign Subsidiaries are pledged to the lenders under the New Credit Agreement.

PERIODIC FLUCTUATIONS

    The Company's sales for the twelve months ended March 31, 1998 occurred approximately 25% in each of the four fiscal quarters ended June 30, 1997, September 30, 1997, December 31, 1997 and March 31, 1998. A variety of factors may cause period-to-period fluctuations in the operating results of the Company. Such factors include, but are not limited to, product mix, European summer holidays and other seasonal influences, competitive pricing pressures, materials costs, currency fluctuations, revenues and expenses related to new products and enhancements of existing products, as well as delays in customer purchases in anticipation of the introduction of new products or product enhancements by the Company or its competitors. The majority of the Company's revenues in each quarter results from orders received in that quarter. As a result, the Company establishes its production, inventory and operating expenditure levels based on anticipated revenue levels. Thus, if sales do not occur when expected, expenditures levels could be disproportionately high and operating results for that quarter, and potentially future quarters, would be adversely affected.

IMPACT OF YEAR 2000

    In 1995, the Company evaluated its information systems for Year 2000 compliance. As a result of this activity, an Information Systems Strategic Plan was developed to address any deficiencies associated with dates and to significantly improve the Company's overall information capabilities. The Company has already addressed most of its Year 2000 date issues and continues on schedule to complete this project before it will have any material impact on the Company's ability to deliver products and services. A substantial portion of the costs of this project, including costs associated with the implementation of certain new core information systems, have already been incurred by the Company. Additional costs necessary to complete the Company's Information Systems Strategic Plan are not expected to have a material effect on the Company's results of operations or its financial condition. Failure to complete the Information Systems Strategic Plan as it relates to Year 2000 compliance could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's systems or business processes may be vulnerable to those third parties' failure to remediate their own year 2000 issues. There can be no assurance that any year 2000 issues present in the systems of such other companies on which the Company's systems or business processes rely will be timely remedied and will not have an adverse effect on the Company.

PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

    In the ordinary course of its business, the Company from time to time is subject to legal claims. The Company does not believe that the likely outcome of any such claims or related lawsuits would have a material adverse effect on the Company or its ability to develop new products.

    In January 1998, the Company was sued by ComSonics, Incorporated ("ComSonics") for infringement by the Company and certain of its CATV test equipment products of ComSonics' U.S. Patent No. 4,685,065. The action seeks damages for past infringement and an injunction against continued infringement. The Company had filed an answer denying the material allegations of the complaint and alleging that the ComSonics patent is invalid. The action is at an early stage and no discovery has taken place. The Company has reached a tentative agreement to settle the action on terms that include a license to Wavetek under the ComSonics patent, fixed payments for which are to be made annually for the next six years. While there can be no assurance that a definitive settlement agreement will be entered into, the Company believes that such agreement, if executed, will not have a material effect on the Company's financial position at March 31, 1998, or its results of operations for the six months then ended, nor will it have material adverse effect on the Company or its ability to develop new products.

ITEM 2.   CHANGES IN SECURITIES

    None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5.   OTHER INFORMATION

    None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          12.1 Schedule Re: Computation of Ratio of Earnings to Fixed Charges
          27.1 Financial Data Schedule for the six months ended March 31, 1998
          27.2 Restated Financial Data Schedule for the year ended September 30, 1997 and the nine months ended June 30, 1997.

    (b)   Reports on Form 8-K
          The Company filed a Form 8-K/A on March 25, 1998 as an amendment to Form 8-K filed March 18, 1998 to report that on March 18, 1998, Wavetek Corporation and Wandel & Goltermann Management Holding GmbH jointly announced that they have reached an agreement in principle to merge the companies.

                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     May 14, 1998                       WAVETEK CORPORATION
                                                 (Registrant)


                                             /s/ VICKIE L. CAPPS
                                             -----------------------
                                             Vickie L. Capps
                                             Chief Financial Officer