Form 10-Q
period 1998-06-30
WAVETEK CORP
filed 1998-08-14
CIK 1043015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934
                  For the quarterly period ended June 30, 1998.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934
                 For the transition period from ________ to ________.

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
                                                   ---    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 13, 1998, Registrant had only one class of common stock, of which there were 4,884,860 shares outstanding.

                              WAVETEK CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      -----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
           Consolidated Balance Sheets as of June 30, 1998 and September 30, 1997....................   3
           Consolidated Statements of Operations for the Three and Nine Months Ended June 30,
               1998 and June 30, 1997................................................................   4
           Consolidated Statements of Cash Flows for the Nine Months Ended June 30,
               1998 and June 30, 1997................................................................   5
           Notes to Consolidated Financial Statements................................................   6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS......................................................  16


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.........................................................................  24

ITEM 2.    CHANGES IN SECURITIES.....................................................................  24

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...........................................................  24

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................  24

ITEM 5.    OTHER INFORMATION.........................................................................  24

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..........................................................  24

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                             WAVETEK CORPORATION
                         CONSOLIDATED BALANCE SHEETS
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             JUNE 30,     SEPTEMBER 30,
                                                                               1998           1997
                                                                        --------------- ------------------
                                                                           (unaudited)       (note)
                                             ASSETS
Current assets:
  Cash and cash equivalents...........................................       $   6,385      $   5,695
  Short-term investments, available for sale..........................            -               996
  Accounts receivable (less allowance for doubtful accounts
     of $1,212 at June 30, 1998 (unaudited) and $851 at
     September 30, 1997)..............................................          27,407         25,860
  Inventories.........................................................          17,085         15,937
  Refundable income taxes.............................................            -               616
  Deferred income taxes...............................................           3,611          3,611
  Other current assets................................................           1,667          1,730
                                                                        --------------- ------------------
Total current assets..................................................          56,155         54,445

Property and equipment, net...........................................          10,821         15,110
Deferred debt issuance costs, net.....................................           3,847          4,233
Deferred merger costs.................................................             600           -
Intangible assets, net................................................           3,059          3,281
Deferred income taxes.................................................             101            101
Other assets..........................................................           2,062            183
                                                                        --------------- ------------------
Total assets..........................................................       $  76,645      $  77,353
                                                                        --------------- ------------------
                                                                        --------------- ------------------

                              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable to banks..............................................       $   8,875      $   3,859
  Trade accounts payable..............................................          12,343         13,356
  Accrued compensation................................................           5,953          6,034
  Income taxes payable................................................             561            522
  Other current liabilities...........................................           7,323          9,847
  Current maturities of long-term obligations.........................           4,000          1,972
                                                                        --------------- ------------------
Total current liabilities.............................................          39,055         35,590
Long-term obligations, less current maturities........................         106,000        112,972
Deferred income and other liabilities.................................           1,704            431
Commitments and contingencies.........................................
Stockholders' deficit:
  Common stock, par value $.01; authorized, 15,000 shares;
     issued and outstanding, 4,885 shares.............................              49             49
  Additional paid-in capital..........................................          43,741         43,741
  Accumulated deficit.................................................        (113,711)      (115,048)
  Foreign currency translation adjustments............................            (193)          (382)
                                                                        --------------- ------------------
Total stockholders' deficit...........................................         (70,114)       (71,640)
                                                                        --------------- ------------------
Total liabilities and stockholders' deficit...........................       $  76,645      $  77,353
                                                                        --------------- ------------------
                                                                        --------------- ------------------

Note: The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                            See accompanying notes.

                               WAVETEK CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                              1998              1997             1998             1997
                                                        ---------------- ----------------- --------------- -----------------
Net sales..............................................      $ 35,756        $  36,484       $  107,035       $  118,700
Cost of goods sold.....................................        15,959           16,378           46,505           55,479
                                                        ---------------- ----------------- --------------- -----------------
Gross margin...........................................        19,797           20,106           60,530           63,221
Operating expenses:
  Marketing and selling................................         9,739            9,340           27,598           27,913
  Research and development.............................         4,172            3,922           12,899           11,635
  General and administrative...........................         3,546            2,473            8,939            7,878
  Stock option compensation related
   to recapitalization.................................           -              7,061              -              7,061
                                                        ---------------- ----------------- --------------- -----------------
                                                               17,457           22,796           49,436           54,487
                                                        ---------------- ----------------- --------------- -----------------
Operating income (loss)................................         2,340           (2,690)          11,094            8,734
Non-operating income (expense):
  Interest income......................................            44              118              153              254
  Interest expense.....................................        (2,996)            (709)          (8,944)            (948)
  Other, net...........................................           (55)            (245)            (210)            (861)
                                                        ---------------- ----------------- --------------- -----------------
                                                               (3,007)            (836)          (9,001)          (1,555)
                                                        ---------------- ----------------- --------------- -----------------
Income (loss) before provision (credit) for
 income taxes..........................................          (667)          (3,526)           2,093            7,179
Provision (credit) for income taxes....................          (349)          (1,137)             756            2,728
                                                        ---------------- ----------------- --------------- -----------------
Net income (loss)......................................      $   (318)       $  (2,389)      $    1,337       $    4,451
                                                        ---------------- ----------------- --------------- -----------------
                                                        ---------------- ----------------- --------------- -----------------
Net income (loss) per share - basic....................      $   (.07)       $    (.25)      $      .28       $      .42
                                                        ---------------- ----------------- --------------- -----------------
                                                        ---------------- ----------------- --------------- -----------------
Net income (loss) per share - diluted..................      $   (.07)       $    (.25)      $      .27       $      .40
                                                        ---------------- ----------------- --------------- -----------------
                                                        ---------------- ----------------- --------------- -----------------
Average common shares outstanding - basic..............         4,885            9,633            4,885           10,526
                                                        ---------------- ----------------- --------------- -----------------
                                                        ---------------- ----------------- --------------- -----------------
Average common shares outstanding - diluted............         4,885            9,633            5,115           11,123
                                                        ---------------- ----------------- --------------- -----------------
                                                        ---------------- ----------------- --------------- -----------------

                             See accompanying notes.

                               WAVETEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                    JUNE 30,
                                                                              1998            1997
                                                                         --------------- ----------------
OPERATING ACTIVITIES
Net income..............................................................    $  1,337         $ 4,451
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation expense..................................................       2,474           2,102
  Amortization expense..................................................         221             430
  Amortization of debt issuance costs...................................         483              33
  Provision for losses on accounts receivable...........................         435             252
  Deferred income taxes.................................................        -                435
  Other, net............................................................         (82)            (65)
  Changes in operating assets and liabilities:
       Accounts receivable..............................................      (1,913)         (6,948)
       Inventories and other assets.....................................      (2,914)           (335)
       Accounts payable and accrued expenses............................      (2,282)          6,136
       Income taxes payable, net........................................          10             540
                                                                         --------------- ----------------
Net cash provided by (used in) operating activities.....................      (2,231)          7,031
INVESTING ACTIVITIES
Purchase of property and equipment......................................      (2,261)         (4,784)
Proceeds from sale of property and equipment............................         152              53
Purchase of short-term investments......................................        -             (3,000)
Proceeds from sale of short-term investments............................         996             -
Payments received on notes receivable...................................          11             169
Issuance of notes receivable............................................         (15)            -
                                                                         --------------- ----------------
Net cash used in investing activities...................................      (1,117)         (7,562)
FINANCING ACTIVITIES
Issuance of common shares for cash......................................        -             42,856
Repurchase of common shares and stock options for cash..................        -           (152,564)
Proceeds from revolving lines of credit and long-term obligations.......       5,881         114,144
Principal payments on revolving lines of credit and long-term
 obligations............................................................      (1,726)         (1,489)
Debt issuance costs.....................................................         (97)         (4,326)
                                                                         --------------- ----------------
Net cash provided by (used in) financing activities.....................       4,058          (1,379)
Effect of exchange rate changes on cash and cash equivalents............         (20)           (157)
                                                                         --------------- ----------------
Increase (decrease) in cash and cash equivalents........................         690          (2,067)
Cash and cash equivalents at beginning of period........................       5,695           6,126
                                                                         --------------- ----------------
Cash and cash equivalents at end of period..............................    $  6,385         $ 4,059
                                                                         --------------- ----------------
                                                                         --------------- ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest..................................................    $ 10,747         $   440
                                                                         --------------- ----------------
                                                                         --------------- ----------------
Cash paid for income taxes..............................................    $    143         $ 1,963
                                                                         --------------- ----------------
                                                                         --------------- ----------------

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

2.  NET INCOME (LOSS) PER SHARE

        Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted net income (loss) per share with basic and diluted net income (loss) per share. Unlike primary net income (loss) per share previously reported by the Company, basic net income
(loss) per share is based only on average common shares outstanding and excludes the dilutive effects of the Company's outstanding stock options. Diluted net income (loss) per share is very similar to the previous concept of fully diluted net income (loss) per share and includes the dilutive effect of the Company's outstanding stock options. The Company has a simple capital structure and, accordingly, the only difference in the Company's computations of basic and diluted net income (loss) per share is the dilutive effect of outstanding stock options. For the three months ended June 30, 1998 and 1997, the effect of outstanding stock options would have been anti-dilutive and, therefore, was not considered in the computation of diluted net income (loss) per share for such periods. All net income (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS 128.

3.  FINANCIAL STATEMENT DETAILS

        Inventories consist of the following:

                                                  JUNE 30,         SEPTEMBER 30,
                                                    1998               1997
                                              ----------------    ----------------
                                                    (DOLLARS IN THOUSANDS)
    Finished goods.........................      $   6,815           $   6,451
    Work-in-progress.......................          4,351               3,612
    Materials..............................          5,919               5,874
                                              ----------------    ----------------
                                                 $  17,085           $  15,937
                                              ----------------    ----------------
                                              ----------------    ----------------

4.   SALE AND LEASEBACK FINANCING

        In October 1994, the Company entered into a sale and leaseback financing whereby it sold its facility in Indianapolis to a third party investor for $4.5 million, resulting in a charge to income of $1.8 million, representing the excess of the net book value of the property over the net proceeds received. The Company simultaneously entered a Master Lease Agreement with the buyer, under which the Company leased back the facility for a period of 20 years for an annual rental of $473,000, subject to annual adjustments based on the change in the consumer price index, not to exceed 3.0% per annum. In December 1994, the Company subleased a portion of this facility to a third party for five years for an annual base rental and common area expense reimbursement of $387,000. Because of the significance of the sublease in relation to the Company's master lease of the facility, generally accepted accounting principles required that the transaction be recorded as a financing transaction, whereby the building remained on the Company's balance sheet in an amount equal to the net proceeds from the sale and an offsetting long-term financing obligation was recorded. In February 1998, the sublease was no longer significant in relation to the Company's master lease of the facility. Accordingly, both the building asset and the long-term financing obligation, each in the amount of approximately $4.0 million, have been removed from the Company's balance sheet, with no impact on the Company's results of operations or its cash flows. Effective February 1, 1998, the master lease is accounted for as an operating lease, with monthly rental payments recorded as operating expenses.

5.   AGREEMENT TO MERGE

        On June 15, 1998, Wavetek Corporation and Wandel & Goltermann Management Holding GmbH jointly announced that they have signed definitive agreements to merge the companies. The structure of the transaction and the timing of closing are currently being determined.

6.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA

        The Company's payment obligations under its Senior Subordinated Notes issued in connection with certain Recapitalization Transactions in June 1997 are guaranteed by all of the Company's current and future domestic subsidiaries (collectively, the "Subsidiary Guarantors"). Wavetek U.S. Inc. is the only current Subsidiary Guarantor. Such guarantee is full and unconditional and future guarantees will be joint and several. Separate financial statements of the Subsidiary Guarantor are not presented because the Company's management has deemed that they would not be material to investors. The following supplemental condensed consolidating financial data sets forth, on an unconsolidated basis, balance sheets, statements of operations and statements of cash flows data for (i) the Company ("Wavetek Corporation"), (ii) the current Subsidiary Guarantor and (iii) the Company's current foreign subsidiaries (the "Foreign Subsidiaries"). The supplemental financial data reflects the investments of Wavetek Corporation in the Subsidiary Guarantor and the Foreign Subsidiaries using the equity method of accounting.

                          CONSOLIDATING BALANCE SHEETS
                               AS OF JUNE 30, 1998
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               WAVETEK     SUBSIDIARY      FOREIGN
                                                             CORPORATION   GUARANTOR     SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                            ------------- ------------- -------------- ------------- -------------
                                                    ASSETS
Current assets:
   Cash and cash equivalents..............................   $    -        $   4,518        $  1,867    $    -        $   6,385
   Short-term investments, available for sale.............        -              -              -            -              -
   Accounts receivable (less allowance for
      doubtful accounts of $1,212)........................        (116)       33,209          17,526       (23,212)      27,407
   Inventories............................................        -            6,961          11,068          (944)      17,085
   Refundable income taxes................................        -             -               -            -              -
   Deferred income taxes..................................       2,301         1,310            -            -            3,611
   Other current assets...................................         139           242           1,286         -            1,667
                                                            ------------- ------------- -------------- ------------- -------------
Total current assets......................................       2,324        46,240          31,747       (24,156)      56,155
Property and equipment, net...............................       1,592         4,340           4,889         -           10,821
Deferred debt issuance costs, net.........................       3,847           -              -            -            3,847
Deferred merger costs.....................................         600           -              -            -              600
Intangible assets, net....................................       3,024           -                35         -            3,059
Deferred income taxes.....................................          (4)          105            -            -              101
Other assets..............................................         217         1,947              83          (185)       2,062
Investment in subsidiaries................................      41,735           -                25       (41,760)         -
                                                            ------------- ------------- -------------- ------------- -------------
Total assets..............................................   $  53,335     $  52,632       $  36,779    $  (66,101)   $  76,645
                                                            ------------- ------------- -------------- ------------- -------------
                                                            ------------- ------------- -------------- ------------- -------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable to banks.................................   $   5,000     $     -         $   3,875    $    -        $   8,875
   Trade accounts payable.................................      15,995         7,599          11,968       (23,219)      12,343
   Accrued compensation...................................         216         1,783           3,954         -            5,953
   Income taxes payable...................................      (8,853)        8,490             924         -              561
   Other current liabilities..............................       1,059         2,108           4,149             7        7,323
   Current maturities of long-term obligations............       4,000           -              -            -            4,000
                                                            ------------- ------------- -------------- ------------- -------------
Total current liabilities.................................      17,417        19,980          24,870       (23,212)      39,055
Long-term obligations, less current maturities............     106,000           -               185          (185)     106,000
Deferred income and other liabilities.....................          32         1,644              28         -            1,704
Commitments and contingencies Stockholders'
 equity (deficit):
   Common stock, par value $.01; authorized, 15,000
    shares; issued and outstanding, 4,885 shares..........          49           -              -            -               49
   Additional paid-in capital.............................      43,741         2,137          15,064       (17,201)      43,741
   Retained earnings (accumulated deficit)................    (113,711)       28,871          (3,175)      (25,696)    (113,711)
   Foreign currency translation adjustments...............        (193)          -              (193)          193         (193)
                                                            ------------- ------------- -------------- ------------- -------------
Total stockholders' equity (deficit)......................     (70,114)       31,008          11,696       (42,704)     (70,114)
                                                            ------------- ------------- -------------- ------------- -------------
                                                            ------------- ------------- -------------- ------------- -------------
Total liabilities and stockholders' equity (deficit)......   $  53,335     $  52,632       $  36,779    $  (66,101)   $  76,645
                                                            ------------- ------------- -------------- ------------- -------------
                                                            ------------- ------------- -------------- ------------- -------------

                          CONSOLIDATING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 1997
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               WAVETEK     SUBSIDIARY     FOREIGN
                                                             CORPORATION   GUARANTOR    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                            ------------- ------------ -------------- ------------- -------------
                                                      ASSETS
Current assets:
   Cash and cash equivalents..............................    $    -        $  4,575      $   1,120    $    -         $   5,695
   Short-term investments, available for sale.............         -             996           -            -               996
   Accounts receivable (less allowance for
    doubtful accounts of $851)............................         (103)      20,202         16,230       (10,469)       25,860
   Inventories............................................         -           5,758         11,084          (905)       15,937
   Refundable income taxes................................        4,134       (3,521)             3         -               616
   Deferred income taxes..................................        2,301        1,310           -            -             3,611
   Other current assets...................................           63          246          1,421         -             1,730
                                                            ------------- ------------ -------------- ------------- -------------
Total current assets......................................        6,395       29,566         29,858       (11,374)       54,445
Property and equipment, net...............................        5,690        4,428          5,015           (23)       15,110
Debt issuance costs, net..................................        4,233          -             -            -             4,233
Intangible assets, net....................................        3,224          -               57         -             3,281
Deferred income taxes.....................................           (4)         105           -            -               101
Other assets..............................................          226           46             96          (185)          183
Investment in subsidiaries................................       33,059          -               25       (33,084)          -
                                                            ------------- ------------ -------------- ------------- -------------
Total assets..............................................    $  52,823    $  34,145      $  35,051    $  (44,666)    $  77,353
                                                            ------------- ------------ -------------- ------------- -------------
                                                            ------------- ------------ -------------- ------------- -------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable to banks.................................    $    -       $     -        $   3,859    $    -         $   3,859
   Trade accounts payable.................................        5,215        5,795         12,817       (10,471)       13,356
   Accrued compensation...................................          418        1,486          4,130         -             6,034
   Income taxes payable...................................         -             -              522         -               522
   Other current liabilities..............................        4,727        3,042          2,077             1         9,847
   Current maturities of long-term obligations............        1,097          -              875         -             1,972
                                                            ------------- ------------ -------------- ------------- -------------
Total current liabilities.................................       11,457       10,323         24,280       (10,470)       35,590
Long-term obligations, less current maturities............      112,971          -              186          (185)      112,972
Deferred income and other liabilities.....................           35          369             27         -               431
Commitments and contingencies.............................
Stockholders' equity (deficit):
   Common stock, par value $.01; authorized,
    15,000 shares; issued and outstanding, 4,885 shares...           49          -             -            -                49
   Additional paid-in capital.............................       43,741        2,137         15,064       (17,201)       43,741
   Retained earnings (accumulated deficit)................     (115,048)      21,316         (4,124)      (17,192)     (115,048)
   Foreign currency translation adjustments...............         (382)         -             (382)          382          (382)
                                                            ------------- ------------ -------------- ------------- -------------
Total stockholders' equity (deficit)......................      (71,640)      23,453         10,558       (34,011)      (71,640)
                                                            ------------- ------------ -------------- ------------- -------------
                                                            ------------- ------------ -------------- ------------- -------------
Total liabilities and stockholders' equity (deficit)......    $  52,823    $  34,145      $  35,051    $  (44,666)    $  77,353
                                                            ------------- ------------ -------------- ------------- -------------
                                                            ------------- ------------ -------------- ------------- -------------

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)

                                                           WAVETEK      SUBSIDIARY     FOREIGN
                                                         CORPORATION    GUARANTOR    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                       -------------- ------------- --------------  -------------- -------------
Net sales............................................     $   -         $  22,811    $  20,515       $  (7,570)      $  35,756
Cost of goods sold...................................           27         10,331       12,964          (7,363)         15,959
                                                       -------------- ------------- --------------  -------------- -------------
Gross margin.........................................          (27)        12,480        7,551            (207)         19,797
Operating expenses:
   Marketing and selling.............................          370          5,283        4,086           -               9,739
   Research and development..........................           (2)         2,267        1,907           -               4,172
   General and administrative........................          907          1,526        1,113           -               3,546
                                                       -------------- ------------- --------------  -------------- -------------
                                                             1,275          9,076        7,106           -              17,457
                                                       -------------- ------------- --------------  -------------- -------------
Operating income (loss)..............................       (1,302)         3,404          445            (207)          2,340
Non-operating income (expense):
   Interest income...................................         -                39            5           -                  44
   Interest expense..................................       (2,950)          -             (46)          -              (2,996)
   Equity in net income (loss) of subsidiaries.......        2,012           -            -             (2,012)           -
   Other, net........................................           (3)           210         (264)              2             (55)
                                                       -------------- ------------- --------------  -------------- -------------
                                                              (941)           249         (305)         (2,010)         (3,007)
                                                       -------------- ------------- --------------  -------------- -------------
Income (loss) before provision (credit) for
 income taxes........................................       (2,243)         3,653          140          (2,217)           (667)
Provision (credit) for income taxes..................       (1,925)         1,462          114           -                (349)
                                                       -------------- ------------- --------------  -------------- -------------
Net income (loss)....................................     $   (318)     $   2,191    $      26       $  (2,217)      $    (318)
                                                       -------------- ------------- --------------  -------------- -------------
                                                       -------------- ------------- --------------  -------------- -------------

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                          WAVETEK    SUBSIDIARY     FOREIGN
                                                        CORPORATION   GUARANTOR    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                       ------------- ----------- --------------  -------------- -------------
Net sales.............................................   $    -       $  21,325    $  24,231       $  (9,072)    $  36,484
Cost of goods sold....................................        (92)        9,525       15,590          (8,645)       16,378
                                                       ------------- ----------- --------------  -------------- -------------
Gross margin..........................................         92        11,800        8,641            (427)       20,106
Operating expenses:
   Marketing and selling..............................        220         4,883        4,237           -             9,340
   Research and development...........................        (12)        2,378        1,556           -             3,922
   General and administrative.........................        418         1,012        1,050              (7)        2,473
   Stock option compensation related
    to recapitalization...............................      1,926         2,318        2,817           -             7,061
                                                       ------------- ----------- --------------  -------------- -------------
                                                            2,552        10,591        9,660              (7)       22,796
                                                       ------------- ----------- --------------  -------------- -------------
Operating income (loss)...............................     (2,460)        1,209       (1,019)           (420)       (2,690)
Non-operating income (expense):
   Interest income....................................        -             100           18           -               118
   Interest expense...................................       (669)         -             (40)          -              (709)
   Equity in net income of subsidiaries...............     (1,165)         -            -              1,165           -
   Other, net.........................................        181            32         (458)          -              (245)
                                                       ------------- ----------- --------------  -------------- -------------
                                                           (1,653)          132         (480)          1,165          (836)
                                                       ------------- ----------- --------------  -------------- -------------
Income before provision (credit) for income taxes.....     (4,113)        1,341       (1,499)            745        (3,526)
Provision (credit) for income taxes...................     (1,724)          545           42           -            (1,137)
                                                       ------------- ----------- --------------  -------------- -------------
Net income (loss).....................................   $ (2,389)    $     796    $  (1,541)      $     745     $  (2,389)
                                                       ------------- ----------- --------------  -------------- -------------
                                                       ------------- ----------- --------------  -------------- -------------

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED JUNE 30, 1998
                            (DOLLARS IN THOUSANDS)

                                                     WAVETEK     SUBSIDIARY     FOREIGN
                                                   CORPORATION   GUARANTOR    SUBSIDIARIES   ELIMINATIONS CONSOLIDATED
                                                  ------------- ------------ --------------  ------------ -------------
Net sales........................................   $   -         $  65,612    $  63,236     $  (21,813)  $  107,035
Cost of goods sold...............................        (43)        28,486       39,857        (21,795)      46,505
                                                  ------------- ------------ --------------  ------------ -------------
Gross margin.....................................         43         37,126       23,379            (18)      60,530
Operating expenses:
   Marketing and selling.........................      1,210         14,099       12,289            -         27,598
   Research and development......................        (22)         7,681        5,240            -         12,899
   General and administrative....................      1,945          3,501        3,493            -          8,939
                                                  ------------- ------------ --------------  ------------ -------------
                                                       3,133         25,281       21,022            -         49,436
                                                  ------------- ------------ --------------  ------------ -------------
Operating income (loss)..........................     (3,090)        11,845        2,357            (18)      11,094
Non-operating income (expense):
   Interest income...............................       -               145            8            -            153
   Interest expense..............................     (8,780)          -            (164)           -         (8,944)
   Equity in net income of subsidiaries..........      8,491           -            -            (8,491)         -
   Other, net....................................         (3)           603         (815)             5         (210)
                                                  ------------- ------------ --------------  ------------ -------------
                                                        (292)           748         (971)        (8,486)      (9,001)
                                                  ------------- ------------ --------------  ------------ -------------
Income (loss) before provision (credit)
 for income taxes................................     (3,382)        12,593        1,386         (8,504)       2,093
Provision (credit) for income taxes..............     (4,719)         5,038          437            -            756
                                                  ------------- ------------ --------------  ------------ -------------
Net income.......................................   $  1,337      $   7,555    $     949     $   (8,504)  $    1,337
                                                  ------------- ------------ --------------  ------------ -------------
                                                  ------------- ------------ --------------  ------------ -------------

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                          WAVETEK     SUBSIDIARY     FOREIGN
                                                        CORPORATION   GUARANTOR    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                       ------------- ------------ --------------  -------------- --------------
Net sales.............................................   $    -        $  64,759  $    81,844      $  (27,903)    $   118,700
Cost of goods sold....................................       (244)        29,351       53,956         (27,584)         55,479
                                                       ------------- ------------ --------------  -------------- --------------
Gross margin..........................................        244         35,408       27,888            (319)         63,221
Operating expenses:
   Marketing and selling..............................        700         13,159       14,054             -            27,913
   Research and development...........................        (36)         7,323        4,348             -            11,635
   General and administrative.........................      1,661          2,813        3,411              (7)          7,878
   Stock option compensation related
    to recapitalization...............................      1,926          2,318        2,817             -             7,061
                                                       ------------- ------------ --------------  -------------- --------------
                                                            4,251         25,613       24,630              (7)         54,487
                                                       ------------- ------------ --------------  -------------- --------------
Operating income (loss)...............................     (4,007)         9,795        3,258            (312)          8,734
Non-operating income (expense):
   Interest income....................................         76            221           32             (75)            254
   Interest expense...................................       (861)          -            (162)             75            (948)
   Equity in net income of subsidiaries...............      7,259           -            -             (7,259)            -
   Other, net.........................................        345            128       (1,334)            -              (861)
                                                       ------------- ------------ --------------  -------------- --------------
                                                            6,819            349       (1,464)         (7,259)         (1,555)
                                                       ------------- ------------ --------------  -------------- --------------
Income before provision (credit) for income taxes.....      2,812         10,144        1,794          (7,571)          7,179
Provision (credit) for income taxes...................     (1,639)         3,753          614             -             2,728
                                                       ------------- ------------ --------------  -------------- --------------
Net income............................................   $  4,451      $   6,391  $     1,180      $   (7,571)    $     4,451
                                                       ------------- ------------ --------------  -------------- --------------
                                                       ------------- ------------ --------------  -------------- --------------

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                     FOR THE NINE MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)

                                                            WAVETEK     SUBSIDIARY     FOREIGN
                                                          CORPORATION   GUARANTOR    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                          ------------  ----------- -------------- ------------- -------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities...     $  (4,586)     $  (134)      $ 2,489     $    -         $  (2,231)
INVESTING ACTIVITIES
Purchase of property and equipment......................        (295)        (880)       (1,086)         -            (2,261)
Proceeds from sale of short-term investments............        -             996           -            -               996
Other investing activities..............................          11          (39)          176          -               148
                                                          ------------  ----------- -------------- ------------- -------------
Net cash provided by (used in) investing activities.....        (284)          77          (910)         -            (1,117)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit and
 long-term obligations..................................       5,000          -             881          -             5,881
Principal payments on revolving lines of credit and
 long-term obligations..................................         (33)         -          (1,693)         -            (1,726)
Debt issuance costs.....................................         (97)         -             -            -               (97)
                                                          ------------  ----------- -------------- ------------- -------------
Net cash provided by (used in) financing activities.....       4,870          -            (812)         -             4,058
Effect of exchange rate changes on cash and
 cash equivalents.. ....................................        -             -             (20)         -               (20)
                                                          ------------  ----------- -------------- ------------- -------------
Increase (decrease) in cash and cash equivalents........        -             (57)          747          -               690
Cash and cash equivalents at beginning of period........        -           4,575         1,120          -             5,695
                                                          ------------  ----------- -------------- ------------- -------------
Cash and cash equivalents at end of period..............   $    -         $ 4,518       $ 1,867     $    -         $   6,385
                                                          ------------  ----------- -------------- ------------- -------------
                                                          ------------  ----------- -------------- ------------- -------------

                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                       FOR THE NINE MONTHS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                             WAVETEK      SUBSIDIARY   FOREIGN
                                                           CORPORATION    GUARANTOR  SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                          -------------  ----------- ------------ -------------- -------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities.....   $  (7,307)    $  13,102    $  1,236       $     -      $    7,031
INVESTING ACTIVITIES
Purchase of short-term investments......................         -          (3,000)        -               -          (3,000)
Purchase of property and equipment......................      (1,179)       (1,565)     (2,040)            -          (4,784)
Other investing activities..............................          25           160          37             -             222
                                                          -------------  ----------- ------------ -------------- -------------
Net cash used in investing activities...................      (1,154)       (4,405)     (2,003)            -          (7,562)
FINANCING ACTIVITIES
Issuance of common shares for cash......................      42,856          -           -                -          42,856
Repurchase of common shares and stock options
 for cash...............................................    (152,564)         -           -                -        (152,564)
Proceeds from revolving lines of credit and
 long-term obligations..................................     110,000          -          4,144             -         114,144
Principal payments on revolving lines of credit and
   long-term obligations................................         (68)         -         (1,421)            -          (1,489)
Debt issuance costs.....................................      (4,326)         -           -                -          (4,326)
Dividends from subsidiaries to Wavetek Corporation......      11,304       (10,000)     (1,304)            -            -
Capital contributions from Wavetek Corporation to
 subsidiaries...........................................      (2,578)         -          2,578             -            -
Repayment of loans from Wavetek Corporation to
 subsidiaries...........................................       3,837          -         (3,837)            -            -
Other financing activities..............................                                                   -
                                                          -------------  ----------- ------------ -------------- -------------
Net cash provided by (used in) financing activities.....       8,461       (10,000)        160             -          (1,379)
Effect of exchange rate changes on cash and
 cash equivalents.......................................         -           -            (157)            -            (157)
                                                          -------------  ----------- ------------ -------------- -------------
Decrease in cash and cash equivalents...................         -          (1,303)       (764)            -          (2,067)
Cash and cash equivalents at beginning of period........         -           4,845       1,281             -           6,126
                                                          -------------  ----------- ------------ -------------- -------------
Cash and cash equivalents at end of period..............   $     -       $   3,542    $    517       $     -      $    4,059
                                                          -------------  ----------- ------------ -------------- -------------
                                                          -------------  ----------- ------------ -------------- -------------

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

        The Company derives its revenues primarily from the sale of its products to a broad international base of over 5,000 customers operating in a wide range of industries. A majority of the Company's sales come from its Communications Test product lines which serve the CATV, Wireless, Telecom, LAN and Test Tools market segments of the test instrument industry. The Company also sells Calibration Instruments and provides repair, upgrade and calibration services for its products on a worldwide basis. The Company sells products that are manufactured at its four facilities located in: (i) Indianapolis, Indiana; (ii) Norwich, England; (iii) St. Etienne, France; and
(iv) Munich, Germany. In major markets such as the United States, England, France and Germany, the Company sells its products to customers in their local currencies. In the rest of the world, the Company generally sells its products to customers or local distributors in the functional currency of the location where the products are manufactured. During fiscal 1997, approximately 61% of the Company's sales were generated outside of the United States and approximately 50% of the Company's sales were made in currencies other than the United States dollar. During the nine months ended June 30, 1998, approximately 54% of the Company's sales were generated outside the United States and approximately 43% of the Company's sales were made in currencies other than the United States dollar. As a result of such foreign currency sales, the equivalent United States dollar amount of the Company's sales is impacted by changes in foreign currency exchange rates. The Company's ability to maintain and grow its sales depends on a variety of factors including its ability to maintain its competitive position in areas such as technology, performance, price, brand identity, quality, reliability, distribution and customer service and support, and its ability to continue to introduce new products that respond to technological change and market demand in a timely manner.

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

RESULTS OF OPERATIONS

        The following table sets forth selected financial information as a percentage of sales for the periods indicated:

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    JUNE 30,                           JUNE 30,
                                                             1998             1997              1998             1997
                                                         --------------   --------------    --------------   --------------
Sales..................................................     100.0%            100.0%            100.0%           100.0%
Cost of goods sold.....................................      44.6              44.9              43.4             46.7
                                                         --------------   --------------    --------------   --------------
Gross margin...........................................      55.4              55.1              56.6             53.3
Operating expenses.....................................      48.8              62.5              46.2             45.9
                                                         --------------   --------------    --------------   --------------
Operating income (loss)................................       6.6              (7.4)             10.4              7.4
Interest expense, net..................................      (8.3)             (1.6)             (8.2)            (0.7)
 Other non-operating income (expense), net.............      (0.2)             (0.7)             (0.2)            (0.7)
                                                         --------------   --------------    --------------   --------------
 Income (loss) before provision for income taxes.......      (1.9)             (9.7)              2.0              6.0
 Provision (credit) for income taxes...................      (1.0)              3.1               0.8             (2.3)
                                                         --------------   --------------    --------------   --------------
Net income (loss)......................................       0.9%             (6.6)%             1.2%             3.7%
                                                         --------------   --------------    --------------   --------------
                                                         --------------   --------------    --------------   --------------
EBITDA (1).............................................       9.1%             14.3%             12.9%            15.4%
                                                         --------------   --------------    --------------   --------------
                                                         --------------   --------------    --------------   --------------

        The Company's ratio of earnings to fixed charges was as follows for the periods indicated:

                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    JUNE 30,                       JUNE 30,
                                                             1998            1997            1998            1997
                                                          ------------    ------------    ------------    ------------
Ratio of earnings to fixed charges (2)................         0.8x            (2.8)x           1.2x           5.4x

-----------
(1) EBITDA is operating income plus depreciation, amortization expense and stock option compensation related to recapitalization. The Company's definition of EBITDA is consistent with the definition of Consolidated Cash Flow in the Indenture related to the Company's Senior Subordinated Notes (the "Indenture"). While EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows, the Company has included EBITDA because it may be viewed as an indicator of compliance with certain covenants in the Indenture and the Company's bank credit agreement and is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a Company's ability to service debt. EBITDA as presented by the Company herein may not be comparable to similarly titled measures reported by other companies. In addition, the amount reported by the Company as EBITDA may not be fully available for management's discretionary use due to the Company's needs to conserve funds for debt service, capital expenditures and other commitments.

(2) For purposes of computing this ratio, earnings consist of income before provision for income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred debt issuance costs and one-third of the rent expense from operating leases, which management believes is a reasonable approximation of the interest factor of the rent.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

        NET SALES. Net sales in the three months ended June 30, 1998 decreased $0.7 million, or 2%, to $35.8 million from $36.5 million in the comparable fiscal 1997 period. This decrease was due to a decrease in sales to international customers of $2.5 million, or 12.7%, partially offset by an increase of $1.8 million, or 10.7%, in sales to customers in the United States. The Company's sales to customers outside the United States decreased to 48.4% of total sales in the three months ended June 30, 1998 from 54.4% in the comparable fiscal 1997 period and the portion of the Company's sales which were made in currencies other than the United States dollar decreased to approximately 39% in the three months ended June 30, 1998 from approximately 45% in the comparable fiscal 1997 period. The decrease in sales to international customers was primarily due to (i) a reduction in sales to customers in Asia due to recent economic downturns in that region and certain large shipments to Asian customers which were made in the three months ended June 30, 1997 that did not recur in similar magnitude in the three months ended June 30, 1998, (ii) certain sales from orders backlog of newly released products which were made in the three months ended June 30, 1997 that did not recur in similar magnitude in the three months ended June 30, 1998 and (iii) a reduction in sales of a product line of the Company due to delays in the completion of a new product. Such product was completed and began shipping at volume levels in June 1998. Changes in certain foreign exchange rates also had a small favorable impact on the United States dollar equivalent of the Company's sales denominated in foreign currencies in the three months ended June 30, 1998. The increase in sales to customers in the United States was primarily due to an increase in orders in the United States for certain products of the Company, due to improved market penetration, and an increase in sales from orders backlog in the three months ended June 30, 1998, compared to the three months ended June 30, 1997, in two product lines of the Company due to the release of new products in the United States. Sales of the Company's Communications Test products in the three months ended June 30, 1998 increased $1.8 million, or 6.8%, from the comparable fiscal 1997 period primarily due to the increase in sales to customers in the United States discussed above. Sales of Calibration Instruments products in the three months ended June 30, 1998 decreased $2.3 million, or 31.4%, from the comparable fiscal 1997 period, due partially to an unfavorable geographic mix of such sales resulting in less revenue per unit sold and partially to certain sales from orders backlog of newly released products which were made in the three months ended June 30, 1997 that did not recur in similar magnitude in the three months ended June 30, 1998. Sales in the three months ended June 30, 1998 from repair, upgrade and calibration services decreased $0.2 million, or 5.6%, from the comparable fiscal 1997 period.

        GROSS MARGIN. The Company's gross margin in the three months ended June 30, 1998 decreased $0.3 million or 1.5%, to $19.8 million from $20.1 million in the comparable fiscal 1997 period. Gross margin as a percentage of sales increased to 55.4% in the three months ended June 30, 1998 from 55.1% in the comparable fiscal 1997 period. The increase in the gross margin percentage during the three months ended June 30, 1998 resulted primarily from increases in gross margin percentages realized from the Company's sales of Communications Test products due substantially to improvements made by the Company in recent periods to the cost structure of its manufacturing operations, including the replacement of a major manufacturing subcontractor in Europe. In addition, the Company's improved gross margin percentages were positively impacted by a favorable geographical and product mix of its sales. As a partial offset to these improved gross margin percentages, the Company experienced a reduction in gross margin percentages realized from sales of its Calibration Instruments products during the three months ended June 30, 1998 due primarily to lower sales volume and an unfavorable geographic mix of its sales. Changes in foreign exchange rates had a small unfavorable impact on the United States dollar equivalent of gross margins related to international sales denominated in foreign currencies in the three months ended June 30, 1998.

        OPERATING EXPENSES. Operating expenses in the three months ended June 30, 1998 decreased $5.3 million, or 23.4%, to $17.5 million from $22.8 million in the comparable fiscal 1997 period. Operating expenses as a percentage of sales decreased to 48.8% in the three months ended June 30, 1998 from 62.5% in the comparable fiscal 1997 period. The decrease in operating expenses in the three months ended June 30, 1998 was due to a one-time charge of $7.1 million, or 19.4% of sales, in the three months ended June 30, 1997 for stock option compensation related to certain recapitalization transactions of the Company that occurred in June 1997. Excluding that charge, operating expenses in the three months ended June 30, 1998 increased $1.7 million, or 10.9%, from the comparable fiscal 1997 period. The increase in operating expenses in the three months ended June 30, 1998 was primarily due to an increase in spending for general and administrative activities of $1.0 million, to $3.5 million, or 9.9% of sales, in the three months ended June 30, 1998 from $2.5 million, or 6.8% of sales, in the comparable 1997 period, primarily due to expenses incurred in the three months ended June 30, 1998 in connection with certain legal claims against the Company and an increase in expense in the three months ended June 30, 1998 related to the Company's management information systems. In addition, spending for marketing and selling activities increased by $0.4 million, to $9.7 million, or 27.2% of sales, in the three months ended June 30, 1998 from $9.3 million, or 25.6% of sales, in the comparable 1997 period, primarily due to the addition of certain marketing personnel and certain recruiting and relocation costs incurred in connection with recruiting activities for new marketing and sales personnel during the three months ended June 30, 1998. Spending for research and development activities also increased by $0.3 million, to $4.2 million, or 11.7% of sales, in the three months ended June 30, 1998 from $3.9 million, or 10.7% of sales, in the comparable 1997 period, in order to accelerate the timing of new product introductions. Changes in foreign exchange rates had a small favorable impact on the United States dollar equivalent of operating expenses denominated in foreign currencies in the three months ended June 30, 1998.

        NON-OPERATING INCOME (EXPENSE). Non-operating expense, net, in the three months ended June 30, 1998 increased by $2.2 million over the comparable fiscal 1997 period to $3.0 million. The increase was primarily due to an increase in the Company's net interest expense to $3.0 million during the three months ended June 30, 1998 from $0.6 million in the comparable fiscal 1997 period, reflecting additional interest expense due to the Company's outstanding debt securities (the "Notes") and the New Credit Agreement. The increase in net interest expense was partially offset by a reduction of $0.2 million in other non-operating expenses.

        PROVISION (CREDIT) FOR INCOME TAXES. The Company's effective tax rate decreased to approximately 36% in the nine months ended June 30, 1998, from approximately 38% in the comparable fiscal 1997 period. The provisions (credits) for income taxes for the three months ended June 30, 1998 and 1997 include certain adjustments, which are not material in amount, to reflect these revised estimates of the Company's annualized effective tax rates.

        NET INCOME (LOSS). As a result of the above factors, net loss was $0.3 million in the three months ended June 30, 1998 as compared to $2.4 million in the comparable fiscal 1997 period.

        EBITDA. As a result of the above factors, EBITDA was $3.2 million in the three months ended June 30, 1998 as compared to $5.2 million in the comparable fiscal 1997 period. EBITDA as a percentage of sales decreased to 9.1% in the three months ended June 30, 1998 from 14.3% in the comparable fiscal 1997 period.

        RATIO OF EARNINGS TO FIXED CHARGES. As a result of the above factors, the ratio of earnings to fixed charges was 0.8x in the three months ended June 30, 1998 as compared to (2.8)x in the comparable fiscal 1997 period.

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

        NET SALES. Net sales in the nine months ended June 30, 1998 decreased $11.7 million, or 9.8%, to $107.0 million from $118.7 million in the comparable fiscal 1997 period. This decrease was due to a decrease in sales to international customers of $14.4 million, or 20.1%, partially offset by an increase of $2.7 million, or 5.7%, in sales to customers in the United States. The Company's sales to customers outside the United States decreased to 53.5% of total sales in the nine months ended June 30, 1998 from 60.3% in the comparable fiscal 1997 period and the portion of the Company's sales which were made in currencies other than the United States dollar decreased to approximately 43% in the nine months ended June 30, 1998 from approximately 51% in the comparable fiscal 1997 period. The decrease in sales to international customers was primarily due to several large shipments to international customers which were made during the nine months ended June 30, 1997 and did not recur in similar magnitude during the nine months ended June 30, 1998. The Company has also experienced a reduction in its sales to customers in Asia as a result of recent economic down turns in that region and a reduction of sales in a product line due to delays in the completion of a new product. Changes in certain foreign exchange rates also had the effect of reducing the United States dollar equivalent of the Company's foreign currency sales by $2.8 million from the United States dollar equivalent amount that would have been reported if the average exchange rates in effect during the nine months ended June 30, 1997 had remained in effect during the nine months ended June 30, 1998. Sales of the Company's Communications Test products in the nine months ended June 30, 1998 decreased $6.8 million, or 7.6%, from the comparable fiscal 1997 period primarily as a result of the large shipments mentioned above that occurred during the comparable fiscal 1997 period and the delay in the completion of the new product also mentioned above. Sales of Calibration Instruments products in the nine months ended June 30, 1998 decreased $5.2 million, or 25.6%, from the comparable fiscal 1997 period, due partially to the fact that the comparable fiscal 1997 period included higher shipments in connection with a planned reduction in the backlog of this product line during that period due to a newly released product, partially to an unfavorable geographic mix of sales and partially to a reduction in sales to customers in Asia. Sales in the nine months ended June 30, 1998 from repair, upgrade and calibration services increased $0.4 million, or 4.0%, from the comparable fiscal 1997 period.

        GROSS MARGIN. The Company's gross margin in the nine months ended June 30, 1998 decreased $2.7 million or 4.3%, to $60.5 million from $63.2 million in the comparable fiscal 1997 period. Gross margin as a percentage of sales increased to 56.6% in the nine months ended June 30, 1998 from 53.3% in the comparable fiscal 1997 period. The increase in the gross margin percentage during the nine months ended June 30, 1998 results primarily from increases in gross margin percentages realized from the Company's sales of Communications Test products due substantially to improvements made by the Company in recent periods to the cost structure of its manufacturing operations, including the replacement of a major manufacturing subcontractor in Europe. In addition, the Company's improved gross margin percentages were positively impacted by a favorable geographical and product mix of its sales. As a partial offset to these improved gross margin percentages, the Company experienced a reduction in gross margin percentages realized from sales of its Calibration Instruments products during the nine months ended June 30, 1998 due primarily to lower sales volume and an unfavorable geographic mix of its sales. Changes in foreign exchange rates had an unfavorable impact on the United States dollar equivalent of gross margins related to international sales denominated in foreign currencies in the nine months ended June 30, 1998.

        OPERATING EXPENSES. Operating expenses in the nine months ended June 30, 1998 decreased $5.1 million, or 9.3%, to $49.4 million from $54.5 million in the comparable fiscal 1997 period. Operating expenses as a percentage of sales increased to 46.2% in the nine months ended June 30, 1998 from 45.9% in the comparable fiscal 1997 period. The decrease in operating expenses in the nine months ended June 30, 1998 was due to a one-time charge of $7.1 million, or 5.9% of sales, in the nine months ended June 30, 1997 for stock option compensation related to certain recapitalization transactions of the Company that occurred in June 1997. Excluding that charge, operating expenses in the nine months ended June 30, 1998 increased $2.0 million, or 4.2%, from the comparable fiscal 1997 period. The increase in operating expenses in the nine months ended June 30, 1998 was partially due to an increase in spending for research and development activities of $1.3 million, to $12.9 million, or 12.1% of sales, in the nine months ended June 30, 1998 from $11.6 million, or 9.8% of sales, in the comparable 1997 period, in order to accelerate the timing and number of new product introductions. In addition, spending for general and administrative activities increased by $1.0 million, to $8.9 million, or 8.4% of sales, in the nine months ended June 30, 1998 from $7.9 million, or 6.6% of sales, in the comparable 1997 period, primarily due to expenses incurred in the nine months ended June 30, 1998 in connection with certain legal claims against the Company and an increase in expense in the nine months ended June 30, 1998 related to the Company's management information systems. As a partial offset to these increased expenses, spending for marketing and selling activities decreased by $0.3 million, to $27.6 million, or 25.8% of sales, in the nine months ended June 30, 1998 from $27.9 million, or 23.5% of sales, in the comparable 1997 period, primarily due to a reduction in sales commissions paid to independent sales representatives due to reduced sales volumes in the nine months ended June 30, 1998 compared to the nine months ended June 30, 1997, partially offset by the addition of certain marketing personnel and certain recruiting and relocation costs incurred in connection with recruiting activities for new marketing and sales personnel during the nine months ended June 30, 1998. Although total expenses related to marketing and selling activities decreased in the nine months ended June 30, 1998, such expenses increased as a percentage of sales due to the fixed portion of such expenses being spread over a lower sales volume. Changes in foreign exchange rates had a favorable impact on the United States dollar equivalent of operating expenses denominated in foreign currencies in the nine months ended June 30, 1998.

        NON-OPERATING INCOME (EXPENSE). Non-operating expense, net, in the nine months ended June 30, 1998 increased by $7.4 million over the comparable fiscal 1997 period to $9.0 million. The increase was primarily due to an increase in the Company's net interest expense to $8.8 million during the nine months ended June 30, 1998 from $0.7 million in the comparable fiscal 1997 period, reflecting additional interest expense due to the Notes and the New Credit Agreement. The increase in net interest expense was partially offset by a reduction of $0.7 million in other non-operating expenses.

        PROVISION FOR INCOME TAXES. The Company's effective tax rate decreased to approximately 36% in the nine months ended June 30, 1998 from approximately 38% in the comparable fiscal 1997 period.

        NET INCOME. As a result of the above factors, net income was $1.3 million in the nine months ended June 30, 1998 as compared to $4.5 million in the comparable fiscal 1997 period.

        EBITDA. As a result of the above factors, EBITDA was $13.8 million in the nine months ended June 30, 1998 as compared to $18.3 million in the comparable fiscal 1997 period. EBITDA as a percentage of sales decreased to 12.9% in the nine months ended June 30, 1998 from 15.4% in the comparable fiscal 1997 period.

        RATIO OF EARNINGS TO FIXED CHARGES. As a result of the above factors, the ratio of earnings to fixed charges was 1.2x in the nine months ended June 30, 1998 as compared to 5.4x in the comparable fiscal 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash provided by (used in) operating activities was $(2.2 million) and $7.0 million in the nine months ended June 30, 1998 and 1997, respectively. The Company had cash, cash equivalents and short-term investments at June 30, 1998 of $6.4 million. The Company invests its excess cash in money market funds and U.S. Treasury obligations. Historically the Company has funded its business through operating cash flow, has not relied on sales of equity to provide cash and has used short-term debt primarily for cash management purposes. The Company had borrowings outstanding under revolving credit agreements of $8.9 million at June 30, 1998 for funding short-term working capital requirements and had additional obligations outstanding totaling approximately $1.3 million in the form of letters of credit and bank guarantees.

        The Company's primary cash needs have been for the funding of working capital requirements (primarily inventory and accounts receivable) and capital expenditures. The Company's net cash used in investing activities was $1.1 million and $7.6 million in the nine months ended June 30, 1998 and 1997, respectively. The Company's recurring cash requirements for investing activities are primarily for capital expenditures. The Company made capital expenditures in the nine months ended June 30, 1998 and 1997 of approximately $2.3 million and $4.8 million, respectively. The Company's cash flows from investing activities for the nine months ended June 30, 1998 and 1997 also included net proceeds from the sale of and (purchase of) short-term investments of $1.0 million and $(3.0 million), respectively.

        The Company's net cash provided by (used in) financing activities was $4.1 million and ($1.4) million in the nine months ended June 30, 1998 and 1997, respectively. The net cash provided by (used in) financing activities substantially reflects the proceeds from and repayments for borrowings used to finance the Company's operating and investing activities, or as an application of the cash generated from these activities.

        As part of certain recapitalization transactions that occurred in June 1997, the Company entered into a new credit agreement (the "New Credit Agreement') with Fleet National Bank, DLJ Capital Funding, Inc. and various other lenders providing for a term loan facility of $25.0 million and a revolving credit facility providing for borrowings up to $20.0 million, of which the Company borrowed all $25.0 million of the term loan facility and none of the revolving credit facility to complete the recapitalization transactions. The Company borrowed $5 million under this revolving credit facility in June 1998. In connection with entering into the New Credit Agreement, the Company terminated $4.0 million of United States availability under its existing credit agreements ("Existing Credit Agreements"), leaving borrowing availability of approximately $9.2 million at its Foreign Subsidiaries. The Company believes that its cash flow from operations, combined with the remaining available borrowings under the Existing and New Credit Agreements will be sufficient to fund its debt service obligations, including its obligations under the Notes, and working capital requirements.

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

        On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and a new common currency (the "euro"). The participating countries have agreed to adopt the euro as their common legal currency on that date. The Company is assessing the potential impact from the euro conversion in a number of areas, including the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis and the impact on currency exchange costs and currency exchange rate risk. At this stage of its assessment, the Company can not yet predict the anticipated impact of the euro conversion on the Company.

PERIODIC FLUCTUATIONS

        The Company's sales for the twelve months ended June 30, 1998 occurred approximately 25% in each of the four fiscal quarters ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998. A
variety of factors may cause period-to-period fluctuations in the operating results of the Company. Such factors include, but are not limited to, product mix, European summer holidays and other seasonal influences, competitive pricing pressures, materials costs, currency fluctuations, revenues and expenses related to new products and enhancements of existing products, as well as delays in customer purchases in anticipation of the introduction of new products or product enhancements by the Company or its competitors. The majority of the Company's revenues in each quarter results from orders received in that quarter. As a result, the Company establishes its production, inventory and operating expenditure levels based on anticipated revenue levels. Thus, if sales do not occur when expected, expenditures levels could be disproportionately high and operating results for that quarter, and potentially future quarters, would be adversely affected.

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

        In January 1998, the Company was sued by ComSonics, Incorporated ("ComSonics") for infringement by the Company and certain of its CATV test equipment products of ComSonics' U.S. Patent No. 4,685,065. The Company has reached an agreement to settle the action on terms that include a payment by Wavetek to ComSonics of $400,000 to settle all claims arising from Wavetek sales for all prior periods and through December 31, 1998, and a license to Wavetek under the ComSonics patent commencing January 1, 1999, fixed payments for which are to be made annually commencing January 1, 1999, in the amount of $766,667 for the next six years. The definitive settlement agreement did not have a material effect on the Company's financial position at June 30, 1998, or its results of operations for the nine months then ended, nor will it have material adverse effect on the Company or its ability to develop new products.

ITEM 2.  CHANGES IN SECURITIES

        None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.  OTHER INFORMATION

        None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

             10.1    Exchange and Merger Agreement Dated as of June 12, 1998
                     By and Among Wavetek Corporation, Wandel & Goltermann
                     Management Holding GmbH and the Stockholders listed on
                     the Signature Pages Thereto
             10.2    Stockholders  Agreement  Dated as of June 12, 1998 and
                     Effective as of the Effective Time By and Among Wavetek
                     Corporation and the Stockholders Listed on the Signature
                     Pages Thereto
             10.3    First  Amendment to Credit  Agreement  dated of July 21,
                     1998 entered into by and among  Wavetek  Corporation,
                     the Lenders listed on the Signature Pages Thereof, DLJ
                     Capital Funding, Inc. and Fleet National Bank
             12.1    Schedule Re: Computation of Ratio of Earnings to Fixed
                     Charges
             27.1    Financial Data Schedule for the nine months ended June 30, 1998

        (b)  Reports on Form 8-K

             The Company filed a Form 8-K on June 15, 1998 to report that on June 15, 1998, Wavetek Corporation and Wandel & Goltermann Management Holding GmbH jointly announced that they have signed definitive agreements to merge the companies.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 1998                         WAVETEK CORPORATION
                                                   (Registrant)


                                               /s/ VICKIE L. CAPPS
                                         ----------------------------------
                                                  Vickie L. Capps
                                              Chief Financial Officer