Form 10-K
period 1998-09-30
WAVETEK WANDEL & GOLTERMANN INC
filed 1998-12-14
CIK 1043015

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     FORM 10-K
  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the fiscal year ended September 30, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the transition period from _____ to _____.

                          Commission file number 333-32195
                         WAVETEK WANDEL & GOLTERMANN, INC.
               (Exact name of registrant as specified in its charter)



                DELAWARE                               33-0457664
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)


     1030 SWABIA COURT
     RESEARCH TRIANGLE PARK, NC                           27709-3585
     (Address of Principal Executive Offices)             (Zip Code)


                                 (919) 941-5730
               Registrant's Telephone Number, Including Area Code

Securities registered pursuant to
Section 12(b) of the Act:

    Title of each class:            Name of each exchange on which registered:
        Not applicable.                           Not applicable.

      Securities pursuant to section 12(g) of the Act:
                             10-1/8 % Senior Subordinated Notes Due 2007
                                     (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    X    No
                                                       ------    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 14, 1998.
NOT APPLICABLE.

The number of shares outstanding of the issuer's classes of common stock as of December 14, 1998.

As of December 14, 1998, issuer had only one class of common stock, of which there were 13,202,323 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

ITEM 1.   BUSINESS OF THE COMPANY

HISTORY

    On September 30, 1998, Wavetek Corporation, a Delaware corporation ("Wavetek"), and Wandel & Goltermann Management Holding GmbH, a German limited liability company ("WG"), consummated an exchange transaction whereby the stockholders of WG became stockholders of Wavetek, and WG became a subsidiary of Wavetek (the "Exchange Transaction"). In connection with the Exchange Transaction, Wavetek was renamed Wavetek Wandel & Goltermann, Inc. (the "Company"). The Company believes that the consummation of the Exchange Transaction created the world's second largest manufacturer and distributor of communications test equipment, with annual revenues in excess of $460 million (DM 820 million), and with significant opportunities for growth through marketing and other operating synergies.

    Wavetek was founded in San Diego, California in 1962, and was acquired by an investment group led by Dr. Terence J. Gooding in 1991. After Dr. Gooding acquired Wavetek and prior to the consummation of the Exchange Transaction, Wavetek completed two strategic acquisitions: (1) the instrumentation products division of Beckman Industrial in 1992 and (2) the wireless and fiber optics test businesses of Schlumberger S.A. in 1994. In June 1997, Wavetek completed a recapitalization of the Company involving the repurchase of equity from existing investors, the issuance of equity to new investors and the incurrence of debt.

    WG was founded in Eningen, Germany in 1923. Prior to entering into the Exchange Transaction, WG was majority owned by the families of the founders. On October 1997, WG completed a phased acquisition of Switching Test Solutions AG, a Swiss joint venture formed by WG and Alcatel. Also in September 1998, WG completed the acquisition of the shares of its U.S. subsidiary, Wandel & Goltermann Technologies, Inc., that it did not previously own.

    Although WG became a subsidiary of Wavetek, the Exchange Transaction was treated, for accounting and reporting purposes, as a purchase of Wavetek by WG. Accordingly, the consolidated financial statements of the Company included herein as of any date or for any period prior to September 30, 1998, are the historical consolidated financial statements of WG. The consolidated balance sheet of the Company as of September 30, 1998, included herein, reflects the Exchange Transaction and the related purchase accounting adjustments. In the following discussion, all references to "pro forma" financial information mean the combined historical results of operations of Wavetek and WG for the fiscal year indicated, as if the Exchange Transaction had been consummated on October 1 of that year. See "Unaudited Pro Forma Combined Financial Data" and "Consolidated Financial Statements of Wavetek Corporation" included in Item 14 herein.

    The executive offices of the Company are located at 1030 Swabia Court, Research Triangle Park, North Carolina 27709-3585, and its telephone number is (919) 941-5730.

GENERAL

    The Company is a leading global designer, manufacturer and marketer of a broad range of communications test instruments used to develop, manufacture, install and maintain communications networks and equipment. The Company conducts its communications test business, which addresses most sectors of the communications test market, in four principal business areas: (1) Telecom Networks (traditional voice/data transmissions and new multi-service networks), (2) Enterprise Networks (local and wide-area network infrastructures), (3) Multimedia (cable television and digital video broadcast) and (4) Wireless (mobile telephony and data). The Company's communications test business accounted for greater than 85% of the Company's pro forma fiscal 1998 sales. The Company also designs, manufactures and sells precision measurement instruments and general-purpose handheld test tools. In addition, the Company provides repair, upgrade and calibration services, as well as value-added professional services such as consulting, training and rental services on a worldwide basis. For its fiscal year ended September 30, 1998, the Company had pro forma sales of $469.7 million, EBITDA (as defined) of $50.4 million and a loss before extraordinary items of $28.6 million, after giving effect to certain purchase accounting adjustments and other charges related to the Exchange Transaction.

    The Company believes that it is well positioned to compete in its markets as a result of its: (1) position as the second largest provider of communications test equipment in the world, with strong global market positions in most sectors of the communications test market, including worldwide leading market shares in field test instruments for cable television networks and Synchronous Digital Hierarchy ("SDH") transport networks; (2) large, long-standing business in the telecom networks markets (greater than 50% of pro forma fiscal 1998 sales), coupled with emerging business in the higher growth enterprise networks, multimedia and wireless markets; (3) integrated and comprehensive product offering to test a wide range of communications equipment, networks and services through their entire life cycle from development to installation to maintenance; (4) well-established global distribution capabilities and (5) relationships with a diverse and global client base.

    The Company's products provide comprehensive testing solutions to a wide range of end users. For example, the Company's high-end instruments are used during the product development phase to stress test product functionality and performance. Other products are used during the production process to verify conformance to manufacturing specifications, while the Company's enhanced portable field service tools enable field technicians to quickly install, repair and maintain complex network infrastructure as well as validate service levels. The Company also provides distributed remote test systems to many of its service provider customers which allow such customers to more efficiently utilize their network engineers to monitor and test service levels.

    The Company sells its products to a broad base of over 5,000 customers worldwide, including (1) global communications equipment manufacturers such as Alcatel, Cisco Systems, Inc., L.M. Ericsson Telephon AB ("Ericsson"), International Business Machines Corp. ("IBM"), Lucent Technologies, Inc., Motorola, Inc., Northern Telecom, Ltd. ("Nortel"), NCR Corporation and Siemens AG, (2) communications service providers such as AT&T Corporation, TeleCommunications, Inc. ("TCI"), Deutsche Telekom AG, France Telecom, Embratel, China Telecom and Time Warner Cable and (3) the information service departments of corporations and governmental entities such as the Boeing Company, DaimlerChrysler and the U.S. Navy. In fiscal 1998, no customer represented more than 5% of the Company's pro forma sales. The Company's sales are also diversified geographically with pro forma fiscal 1998 sales to customers in Europe (48%), United States (22%), Canada, Mexico, Central and South America (16%) and Asia-Pacific and rest of world (14%).

    The Company sells and services its products through (1) its global sales and service organization of over 800 employees in over 25 countries and (2) a global network of over 250 distributors, resellers and independent representatives, which together provide the Company with a sales and service presence in over 85 countries. The Company has design and manufacturing capabilities through 11 major facilities located in the United States, Germany, the United Kingdom, Brazil, France and Switzerland.

GROWTH STRATEGY

    The Company's growth strategy is to enhance its strong position in the communications test market and to continue to increase sales and profitability through the following key initiatives:

  - FOCUS ON THE LARGE, GROWING COMMUNICATIONS TEST MARKET. According to Prime Data, the worldwide market for communications test equipment has grown from approximately $1.3 billion in 1989 to approximately $2.9 billion in 1997, representing a 10.5% compound annual growth rate. Prime Data expects this segment to grow approximately 4.4% in 1998, accelerating to 9.2% per annum by 2002. The Company's pro forma fiscal 1998 revenues from communications test products grew by 7.4% over comparable pro forma fiscal 1997 revenues. The Company believes that the growth in this market will continue to be driven by: (1) rapidly changing communications technology; (2) growing demand for communications services (including Internet access, interactive cable networks and mobile phones); (3) increasing worldwide investment to build or upgrade data and communications infrastructure and (4) the continued deregulation and privatization of the telecommunications industry. The Company generated over 85% of its pro forma fiscal 1998 sales from communications test products and intends to continue to capitalize on its strong competitive positions and broad market coverage in order to benefit from this market growth.

  - CAPITALIZE ON COMPREHENSIVE PRODUCT OFFERING AND GLOBAL DISTRIBUTION CAPABILITIES. The Company believes that its comprehensive product offering and global distribution capabilities are key factors for its continued success in the communications test market. To meet the challenges of rapidly advancing technologies and global customer bases, the Company believes its customers will seek to form strategic alliances with test equipment manufacturers in order to provide total life cycle solutions and to support a wide range of communications networks and equipment. The Company believes it is one of only two companies that is able to provide comprehensive communications test solutions and service on a worldwide basis. The Company intends to use this competitive advantage to generate incremental revenues from existing customers and to develop additional customer relationships.

  - LEVERAGE CROSS-SELLING OPPORTUNITIES. Historically, Wavetek primarily utilized an established distributor and reseller network while WG relied substantially on its strong global direct sales organization to sell their products. The Company believes there will be significant opportunities to generate incremental revenues and profits by selling Wavetek products directly to WG's customer base and WG's products through Wavetek's distributor and reseller network. Specifically, the Company believes there will be opportunities to: (1) reduce costs to the Company on certain Wavetek product sales by selling directly to end users instead of through distributors or resellers; (2) increase sales of certain low cost WG products by utilizing Wavetek's distributor and reseller network and
     (3) increase direct sales of certain Wavetek products by utilizing WG's key customer account teams.

  - DEVELOP INNOVATIVE TEST SOLUTIONS ON A TIMELY BASIS. The Company's product development strategy is to: (1) identify test solutions that are responsive to customer needs; (2) minimize development time in order to address rapidly changing technology; (3) share complementary technologies and design techniques among its development groups and (4) leverage design efforts by generating multiple product line extensions from each product platform. The Company executes this strategy by investing in new product development, which expenditures represented 14% of pro forma fiscal 1998 sales, continuing to improve the performance of existing products with additional features and reducing manufacturing costs. The Company has a history of successfully introducing new products, with 22 new products introduced in fiscal 1998. Within the communications test segment, and excluding customized systems, more than 52% of pro forma fiscal 1998 revenues were generated from products less than three years old and 80% from products less than five years old.

  - EXPAND VALUE-ADDED SERVICE BUSINESS. As technology and customer needs become more complex, the Company believes there will be increasing opportunities to expand its business of providing value-added services, such as consulting, training and rental in addition to traditional services such as repair, calibration and upgrade. Value-added services typically provide the Company with higher margins than the Company's communications test business. The Company has worldwide educational programs to assist its customers with new technologies and the use of its products and intends to leverage its broad customer base and its global capabilities to generate additional revenues from its service business.

  - EXPLORE ACQUISITION OPPORTUNITIES. The Company intends to selectively explore acquisition opportunities to: (1) strategically enhance its comprehensive product line; (2) strengthen its market position in certain sub-markets that it has not fully addressed and (3) gain access to strategic technologies that could not be developed in a cost-effective or timely manner. The highly fragmented nature of the communications test market should provide significant opportunities for such strategic acquisitions. Both Wavetek and WG have a history of successfully integrating acquisitions, having completed an aggregate of five strategic acquisitions since the beginning of fiscal 1993.

COMMUNICATIONS TEST PRODUCTS

    The Company's communications test business, which accounted for approximately 89% of pro forma fiscal 1998 sales, consists of four product areas: Telecom Networks, Enterprise Networks, Multimedia and Wireless.

    TELECOM NETWORKS

    The Company is a leading global designer and manufacturer of test solutions for use in the development, manufacture, installation and maintenance of public voice, data and image communications systems worldwide. Specific testing applications for the Company's Telecom Networks products address the local loop, switches and the backbone transport network, as described below. The Company provides a comprehensive range of portable test products for all three testing applications as well as dedicated test instruments for product development, systems for manufacturing test and distributed remote test systems for operations and maintenance. Although the Company believes it is the worldwide market leader in SDH field test and switching test equipment, the Company's Telecom Networks products historically have had a relatively low market presence in North America, which provides a significant growth opportunity that the Company intends to address by increasing marketing and sales activities.

    The local loop provides the 'final mile' of the network for traditional voice-line services such as voice, data over modem, leased lines, and newer digital services such as Integrated Services Digital Network ("ISDN"), Frame Relay and Asynchronous Transfer Mode ("ATM") packet switching. Technology is constantly evolving in this field, as exemplified by new high-speed data access to the Internet, which is being introduced using Digital Subscriber
Loop ("xDSL") technology. The Company's test products help customers economically install and verify copper and fiber cabling, test the multi-service network equipment that connects the customer premises with the central office and verify service availability and performance to the service end-user. An example is the Company's PA/PF/PFA-x family, a market leader in handheld multi-technology, multi-protocol testers. Remote operation software products for certain test instruments allow remote test systems to be constructed using the Company's existing test products.

    Switches send communications to a desired location and provide an increasing array of intelligent services such as Call Waiting and Caller ID. Switches also provide packet and internet routing and work with wireless and cable network telephony equipment for seamless communication services. All of these applications require functional and performance testing as well as monitoring operational Quality of Service. The Company's switching test products include testing systems and portable equipment used in the development, manufacture, installation and verification of switches.

    The backbone transport network provides high bandwidth connectivity for the multiple services offered by telecommunications service providers. Specific applications of the Company's transport products test fiber optic systems, including new Dense Wavelength Divisional Multiplex ("DWDM") systems, as well as SDH/Synchronous Optical Network ("SONET")/ATM digital transport systems, and the Telecommunications Management Network ("TMN") systems. The Company believes its ANT-20 product family, which accounted for approximately 14% of the Company's pro forma fiscal 1998 sales, is the worldwide market leader in SDH field testing. The ANT-20, the seventh generation of digital transport testers, exemplifies the Company's deep experience and long-term commitment to this market.

    The Company's Telecom Networks customers include Alcatel, AT&T Corporation, Deutsche Telecom AG, Lucent Technologies, Inc. and Siemens AG. The following table lists selected Telecom Networks product offerings of the
Company:

                                                                     APPROXIMATE
                                                                      U.S. PRICE
PRODUCT NAME              DESCRIPTION            PRIMARY CUSTOMER      POINT
------------   --------------------------------  -----------------   -----------
ANT-20         High performance SDH/SONET/ATM    Telecom equipment    $ 15,000-
               tester of high-speed digital      manufacturers,       $100,000
               transport systems in the          installers and
               backbone and local loop networks  operators

MTS OTDR       Hand-held, portable optical time  Telecom               $12,000
               domain reflectometer ("OTDR")     operators, fiber
               for measuring and characterizing  installers,
               fiber optic networks              utilities,
                                                 private networks

Helios         Mainframe, high performance OTDR  Telecom               $26,000
               for measuring and characterizing  operators, fiber
               fiber optic networks              manufacturers,
                                                 utilities,
                                                 private networks

Atlas          Distributed remote fiber optic    Telecom               $50,000+
               test system monitors              operators,
               availability and performance of   utilities
               fiber optic networks              private networks

OMS-100,       Laboratory-grade fiber optic      Telecom network       $10,000-
OMS-200        test systems, modular, with       equipment             $50,000
               rackmount and benchtop            developers,
               configurations                    manufacturers and
                                                 operators

OLS-5, OLP-6   Rugged pocket-sized fiber optic   Telecom fiber          $1,200+
               testers, including a separate     optic installers
               light source and power meter      and maintenance
               for field use                     crews

OSA-155        High performance, portable field  Telecom network       $30,000
               optical spectrum analyzer, used   installers and
               for the installation, operation   operators
               and maintenance of DWDM
               transport systems

SLK            Handheld measurement kit for      Telecom network       $9,000
               xDSL systems and the local        installers and
               twisted-pair loop                 operators

PFA-30/-35,    Family of handheld, multipurpose  Telecom operators     $5,000+
PA-20/41,      instruments for installation,
PF-30          maintenance and troubleshooting
               of local loop digital networks
               and services, such as Frame
               Relay

                                                                     APPROXIMATE
                                                                      U.S. PRICE
PRODUCT NAME              DESCRIPTION            PRIMARY CUSTOMER      POINT
------------   --------------------------------  -----------------   -----------
IBT-5/10/20    Family of handheld ISDN testers   Telecom operators    $1,300 -
               for installation and maintenance                       $6,000
               of ISDN services worldwide

TSA-40         Modular handheld rugged analog    Telecom operators    $9,000
               telephony Quality of Service
               tester for the local loop


STS 8610/8620  High performance, modular system  Testing labs of     $50,000
               for comprehensive testing and     telecom equipment
               remote monitoring of              manufacturers and
               telecommunications switching      telecom operators
               systems


AMS-980        ATE telephony test system for     Telecom equipment  $100,000
               functional testing of POTS,       manufacturers
               PABX, xDSL, ISDN and wireless
               telephony equipment during
               manufacturing

    ENTERPRISE NETWORKS

    The Company is a global designer and manufacturer of test instruments for the Enterprise Networks market. The Company's Enterprise Networks products are used to develop, install, and maintain local area networks ("LAN") and wide area networks ("WAN") and to evaluate the performance and functionality of complex internetworks and the internetworking devices that connect them. The Company's products also can be used to maintain the business applications that use the LAN/WAN infrastructure as well as test the integrity of the LAN physical layer. The Company's Enterprise Networks products are used by manufacturers of LAN communications equipment, value-added resellers of network equipment, information systems departments of companies and governmental entities, and providers of public Internet access, ISDN and Frame Relay services.

    The Company seeks to develop new products in the Enterprise Networks market by anticipating the future needs of its customers. For example, the Company believes it has developed the industry's first product family of LAN cable testers which are fully upgradable to anticipated future standards and higher frequencies. In addition, the Company believes its NetForce Ranger is the internetworking industry's first network analysis solution able to search for, detect, isolate and locate problems before the network fails. Recent platform extensions to the Domino family of protocol analyzers have included a test solution for Gigabit Ethernet and the Mentor, an expert system for troubleshooting LANs that won the "Best of Show" award in its category at the Spring 1998 Networld/Interop trade show.

    The Company's Enterprise Networks customers include BellSouth, the Boeing Company, 3Com, Cisco Systems, Inc., DaimlerChrysler, IBM, NCR Corporation and the U.S. Navy, and the Company's LAN cable test products are marketed through its worldwide network of distributors including Anixter and Graybar. The following table lists selected Enterprise Networks product offerings of the
Company:

                                                                     APPROXIMATE
                                                      PRIMARY        U.S. PRICE
PRODUCT NAME              DESCRIPTION                 CUSTOMER        POINT
------------ -----------------------------------    -------------   ------------
LT-8000,     Family of hand-held, portable units    LAN cable        $  1,000 -
LT-8100,     used to certify and troubleshoot       installation     $  4,000
LT-8155      LAN cable installation. Fully          crews, LAN
             upgradable to future standards and     technicians,
             higher frequencies. Fiber kit option   network
             for testing single or multi-mode       managers
             fiber

Domino LAN,  High performance field service LAN     Higher level     $ 10,000 -
FE, Gigabit  protocol analyzer family based on      enterprise       $ 30,000
             high speed proprietary hardware with   network
             application-specific software to       technicians,
             test and monitor all significant LAN   network
             technologies, including Fast           managers, field
             Ethernet, Gigabit Ethernet, Token      service
             Ring and FDDI                          technicians for
                                                    equipment
                                                    manufacturers
                                                    and network
                                                    service
                                                    providers

Wizard,      Software tools for network             Enterprise       $  3,500 -
Mentor       baselining and interactive expert      network          $  5,000
             network analysis, run in conjunction   technicians,
             with select Domino and Link View       network
             products                               managers, field
                                                    service
                                                    technicians

Link View    Entry level field service LAN          LAN equipment    $    500-
             protocol analyzer family utilizing     installers and   $  2,000
             off the shelf notebook PCs and         service
             network interface cards                personnel

NetForce     Distributed remote test system to      Enterprise       $ 20,000+
Ranger       monitor and test connectivity in       network
             operational networks                   operators

DA-30        High performance modular benchtop      Test labs for    $ 30,000-
             LAN/WAN protocol analyzer              network          $100,000
                                                    equipment
                                                    manufacturers
                                                    and large
                                                    business
                                                    network
                                                    operators

DA-5         Entry level WAN protocol analyzer      WAN equipment    $  7,000
             utilizing off the shelf notebook PC    installers and
             and the Company's WAN analysis         service
             hardware                               personnel,
                                                    network
                                                    managers

DominoWAN/   High performance field serive WAN      Higher level     $ 12,000+
ATM          protocol analyzer family based on      enterprise
             high speed proprietary hardware with   network
             application-specific software to       technicians,
             test and monitor all significant WAN   network
             technologies, including ATM, ISDN      managers, field
             and T1/E1                              service
                                                    technicians for
                                                    equipment
                                                    manufacturers
                                                    and network
                                                    service
                                                    providers

     MULTIMEDIA

    The Company manufacturers test instruments for the Multimedia market and is the global leader in developing and manufacturing test equipment used for commissioning and maintaining broadband cable networks. Major cable network products include: sweep systems, signal level meters, leakage meters, network monitoring systems and related software. These products test and monitor the quality of signals transmitted over a cable network and monitor network availability. The Company also believes that the deployment by cable network operators of advanced services, including two-way data paths to provide telephony or Internet services, has created new product opportunities for the Company. For example, the Company's close customer relationships gave the Company early indication of the need for return path testing capability. The Company used this information to create the world's first two-way sweep system designed to assist cable network technicians in the installation and servicing of the return path of two-way cable networks.

    One of the primary technical problems inhibiting deployment of two-way cable networks is interference (noise commonly know as ingress) on the return path. If the return path is not securely installed with tight connectors and well-maintained cable, ingress from external sources such as computers, home appliances and motors can enter the cable network system and interfere with customer data on the return path. In order to reduce the time and difficulty in locating the source of noise, the Company has developed a family of leakage meters including the CLI 1750, 1450 and 950, a return path ingress monitoring system, the PathTrak, and an advanced ingress capable sweep system known as StealthTrak. These products are specifically designed to assist installers in detecting ingress in cable networks.

    The Company entered the digital video broadcast ("DVB") test market in 1997 by introducing the DTS-A transport stream analyzer, and subsequently a companion test generator, the DTS-G, for product development, installation and operation of Moving Picture Expert Group ("MPEG-2")/DVB systems.

    Significant Multimedia customers of the Company include Continental Cablevision, Inc., Deutsche Telekom AG, TCI and Time Warner Cable.

    The following table lists selected Multimedia product offerings of the
Company:

                                                                     APPROXIMATE
                                                        PRIMARY       U.S. PRICE
PRODUCT NAME              DESCRIPTION                   CUSTOMER       POINT
------------   ------------------------------------  --------------- -----------
MicroStealth   Hand-held unit tests signal quality   Cable network    $  1,200
               at multiple points in cable networks  service
                                                     technicians and
                                                     installers

SAM 4040       Hand-held, broadband signal analysis  Cable network    $  2,500
               meter used for maintaining cable      service
               networks                              technicians

CLI 1750       Tests home wiring for digital and     Cable network    $  2,500
               interactive services compatibility    service
                                                     technicians and
                                                     installers

Stealth Trak   Flexible, portable instruments for    Cable network    $  3,600
               testing frequency response and        sweep
               ingress characteristics of cable      technicians
               networks

3SM            Modular remote monitoring system for  Cable network    $  4,300
               up to 200 remote head ends or hub     operations and
               sites                                 reliability
                                                     managers


                                                                     APPROXIMATE
                                                         PRIMARY      U.S. PRICE
PRODUCT NAME             DESCRIPTION                    CUSTOMER        POINT
------------   ------------------------------------  --------------- -----------
Benchmark      Versatile sweep/scalar analyzer used  Radio frequency  $ 10,000
1175           to test sweep response, transmission  amplifier
               loss or gain                          manufacturers,
                                                     service and
                                                     repair
                                                     facilities


PathTrak       Return path performance monitoring    Network          $100,000
               system                                operators, head
                                                     end and field
                                                     technicians


DTS-A, DTS-G   Digital video broadcast analyzer and  Video broadcast  $ 30,000 +
               generator available in desktop,       equipment
               portable or rackmount configuration   developers and
               to test and monitor MPEG-2/DVB or     service
               Advanced Television Systems           providers
               Committee ("ATSC") systems


    WIRELESS

    The Company is a significant supplier of test instruments for mobile phones, base stations and mobile radio network switches. The Company manufactures instruments to test wireless systems at the Radio Frequency ("RF") interface between cellular base stations and mobile phones, the land-lines of cellular base stations and telephony switching systems and the switching systems that provide mobile services. The Company's products address most analog and digital formats used worldwide, including PCS, Digital Enhanced Cordless Telecommunications ("DECT"), Groupe Speciale Mobile ("GSM"), Time Division Multiple Access ("TDMA") and Code Division Multiple Access ("CDMA"). The Company's mobile phone test products are used during the manufacturing process, at service facilities and at the point-of-sale for cellular and cordless phones. Test tools for cellular base station RF and land-line interfaces are used by base station manufacturers for product development, manufacturing test and are also used in the field by wireless service providers for installation and maintenance. The Company also produces a distributed remote test system for continuous monitoring and testing of basic services and roaming functionality for telephony switches that support mobile services.

    The Company's point-of-sale, application-specific product for the Wireless market, the 4100 GSM Tester, was designed to address the increasing demand for testing GSM telephones. The shift in phone repair from local repair shops or retail stores to high volume service facilities, combined with the high cost to process, ship and test a phone at a service facility, is creating a need for testing at retail sites to minimize the number of properly functioning phones that are mistakenly returned to the manufacturer for repair. The 4100 GSM Tester family provides accurate testing at a price point approximately one-third of the price of traditional service testers, allowing economical sorting of phones at the point-of-sale. The Company was able to bring the 4100 GSM Tester family to market quickly, innovating the repair process, due in part to the application of technology from its LAN products and existing Wireless products.

    Significant Wireless customers of the Company include AT&T Corporation, Ericsson, Lucent Technologies, Inc., Motorola, Inc., Nortel, Nokia Corporation and Siemens AG.

    The following table lists selected Wireless product offerings of the
Company:

                                                                                 APPROXIMATE
                                                         PRIMARY                 U.S. PRICE
PRODUCT NAME        DESCRIPTION                          CUSTOMER                   POINT
------------- ------------------------------------   --------------------    --------------------
4032          Benchtop RF base station and phone     Base station                $ 27,000 +
              tester for analog, CDMA, cellular      and phone
              and PCS                                manufacturers,
                                                     wireless
                                                     service
                                                     providers and
                                                     repair
                                                     organizations

3600D         Benchtop RF tester for analog and      Phone                       $ 28,000
CDMA Tester   digital cellular or PCS phones         manufacturers,
                                                     wireless
                                                     service
                                                     providers and
                                                     repair
                                                     organizations

4015          Benchtop tester for many types of      Service shops,              $ 14,000
              analog radios                          governments,
                                                     aircraft
                                                     workshops

4100          Hand-held, point-of-sale tester for    Phone                       $  6,000
GSM Tester    cellular or PCS phones                 manufacturers,
                                                     carriers,
                                                     retail outlets

MA-10         Modular, portable instrument tests     Wireless                    $  7,000 -
              and monitors the land-line             service                     $ 50,000
              connection between a GSM or CDMA       provider
              cellular base station and the          installation
              telephony switching system             and maintenance

STS 8620      Distributed remote test system for     Wireless and                $ 50,000 +
              operational GSM wireless networks      telecom service
              and certain telephony networks         providers


STS 8619      Modular, portable protocol analyzer    Development                 $ 35,000 -
              for network emulation, conformance     labs,                       $120,000
              and functional tests                   production,
                                                     telecom service
                                                     providers
                                                     installation,
                                                     maintenance and
                                                     troubleshooting

4400          Benchtop tester for digital mobile     Phone                       $ 37,500
              phones                                 manufacturers,
                                                     service
                                                     centers, repair
                                                     organizations

OTHER TEST PRODUCTS

    The Company's other products, which accounted for approximately 6% of the Company's pro forma fiscal 1998 sales, consist primarily of portable electronic testing tools ("Test Tools"), instruments used to calibrate electronic equipment ("Precision Measurement Instruments"), electromagnetic measurement instruments and a small group of other non-test products.

    TEST TOOLS

    The Company's Test Tools business develops and distributes portable measurement instruments that are used to measure and service a broad range of electrical and electronic equipment including wiring, appliances, computer equipment and consumer electronics. The Company's Test Tools products are used by the electronic and electro-mechanical maintenance and service industries. Hand-held digital multi-meters ("DMMs") are a key instrument in this market and range from simple volt meters to advanced tools for professional electrical and electronic technicians, as well as wire and cable installers. The Company believes that its shipments of over 100,000 hand-held DMMs per year worldwide increase the Company's overall visibility in the test instruments industry. The Test Tools business also provides a wide range of low-cost communications test products, from tone generators and optical fault finders to cable verifiers. The Company also believes that the Test Tools business complements its other Communications Test businesses by providing a distribution channel for certain of its LAN products and potential new low cost Communications Test products.

    Significant Test Tools customers of the Company include Farnell/Newark Electronics, RS Components and W. W. Grainger. The following table lists selected Test Tools product offerings of the Company:

                                                                             APPROXIMATE
                                                       PRIMARY                U.S. PRICE
PRODUCT NAME           DESCRIPTION                    CUSTOMER                  POINT
------------  ----------------------------------     -----------------       ------------
Hand-held     Portable, field troubleshooting of     Electronics             $20 - $350
DMMs          electronic and electrical circuits     repair
                                                     personnel,
                                                     electricians,
                                                     electronics
                                                     engineers,
                                                     industrial
                                                     plant
                                                     servicers,
                                                     home/hobbyist

Clamp-on      Non-intrusive verification and test    Electricians,           $60 - $250
Multimeters   of electrical circuits                 electrical
                                                     repair
                                                     personnel,
                                                     wiring
                                                     installers,
                                                     industrial
                                                     plant service
                                                     personnel

Component     Verify quality and sorting of          Electronic              $70 - $200
Checkers      electronic parts                       technicians and
                                                     quality control
                                                     departments of
                                                     electronic
                                                     manufacturers

Cable         Simple Twisted Pair Cable Testing      Telephone and           $80 - $800
Verifiers                                            LAN installers,
                                                     electricians,
                                                     industrial
                                                     office and
                                                     plant service

Fiber Optic   Simple power, LAN and continuity       LAN and                $200 - $400
Testers       testers                                Telephone
                                                     installers


    PRECISION MEASUREMENT INSTRUMENTS

    The Company's Precision Measurement Instruments products are used in metrology, engineering and manufacturing environments worldwide to calibrate electronic equipment and certify compliance with international standards. The

Company believes it is the second largest global manufacturer of Calibration Sources and Transfer Standards. The Company also produces precision DMMs. The Company believes that it successfully competes in the Precision Measurement Instruments market by capitalizing on its technical expertise, relationships with national laboratories and product reputation. The Company has recognized the needs of an increasing number of customers to calibrate their test equipment, including oscilloscopes and Precision DMMs, in order to comply with international quality standards such as ISO 9000.

    Because the need to calibrate electronic equipment is universal across a wide range of industries, the list of customers includes a large number of well known names in aerospace, defense, communications, semiconductor, automotive, industrial electronic and instrumentation industries. Examples of Precision Measurement Instruments customers of the Company include Kodak, Nokia, Northrop Grumman Corporation, Samsung, Tektronix, Inc., the U.K. and German military, the U.S. Army and Navy and Yokogawa Electric Corporation.

SERVICE BUSINESS

    The Company's service business, which accounted for approximately 5% of the Company's pro forma fiscal 1998 sales, provides traditional product-based service as well as value-added professional services. The Company provides traditional services such as repair, calibration and upgrade through service centers and a network of independent representatives worldwide. The Company's products are generally sold with warranties included in the product price. In addition, the Company offers extended warranties and software update subscriptions on certain of its products for additional charges. The Company's professional services, such as consulting, training and rental, are generally offered at the regional or local level through the Company's own sales companies. Customized products and test systems are available from the Company's product design and manufacturing units.

    To complement its support services, the Company sponsors both free and for-fee educational programs in various countries to train its customers in advanced communications technologies and the application of its products to solve communication network problems. These programs not only provide product training but also serve as a forum for user suggestions for product development and enhancements.

    The Company believes that opportunities exist to expand its service business, particularly in the area of professional services such as consulting and training, and will continue to increase its worldwide offering of services.

SALES AND MARKETING

    The Company sells its products through (1) its global sales and service organization of over 800 employees in over 25 countries and (2) a global network of over 250 distributors, resellers and independent representatives, which together provide the Company with a sales and service presence in over 85 countries.

    The Company leverages its comprehensive product offering and global distribution capabilities with a global key account program which targets many of the world's largest equipment vendors and service providers. The Company believes these customers seek to form strategic alliances with those communications test equipment vendors that can provide total life cycle solutions for a wide range of communications networks and equipment. The global key account program offers these customers a high level of service in order to help pre-determine their testing requirements. In addition, the key account representatives coordinate with the Company's worldwide design, manufacturing, sales and service resources to offer a package of comprehensive testing solutions.

    Other customers with application-specific testing needs are addressed by a broad network of technical distributors and independent representatives, which are supported by the Company's own indirect sales management organization. The Company's contracts with these distributors and independent representatives are generally short-term in nature and typically can be terminated by either party with 30 to 90 days notice. The multipurpose Test Tools and certain LAN products are marketed by a dedicated general distribution sales force working with a large network of specialized distributors and catalog sales companies.

    The Company markets its products through advertisements, direct mail, seminars, the Internet, participation in trade shows and the publication of quarterly newsletters for customers highlighting the Company's products and describing industry trends. The Company not only focuses on worldwide marketing activities, but also tailors the marketing message to meet the distinct needs of each region and culture. The Company believes its products have developed high visibility, including favorable recognition in several significant trade publications.

CUSTOMERS

    The Company has a broad international base of over 5,000 customers operating in a wide range of industries. The largest group of users of the Company's products are communications equipment manufacturers, public network operators and information service departments of corporations and government entities. Significant customers include: Alcatel, AT&T Corporation, Boeing Company, China Telecom, Cisco Systems, Inc., DaimlerChrysler, Deutsche Telekom AG, Embratel, Ericsson, France Telecom, IBM, Lucent Technologies, Inc., Motorola, Inc., NCR Corporation, Nortel, Siemens AG, TCI, Time Warner Cable and the U.S. Navy.

    The Company's pro forma fiscal 1998 sales were distributed geographically as follows: in Europe (48%), United States (22%), Canada, Mexico, Central and South America (16%) and Asia-Pacific and rest of world (14%). See Note 10 to the Company's consolidated financial statements. For fiscal 1998, no one customer accounted for more than 5% of the Company's pro forma sales, and the top ten customers, each of which is a global company with global affiliates, represented approximately 22% of pro forma sales.

PRODUCT DEVELOPMENT

    The Company seeks to develop and introduce products that are responsive to market needs on a timely basis. The Company designs products for global markets and often deploys market research and product definition teams worldwide to meet and work with major customers in order to determine and address their needs. On a pro forma basis, the Company invested $64.8 million, $52.7 million, and $47.4 million on research and development activities in fiscal 1998, 1997 and 1996, respectively. As of September 30, 1998, the Company had approximately 525 research and development employees, many of whom have advanced degrees in electrical engineering, computer engineering or computer science. In connection with the Exchange Transaction, the Company believes that it will have significant opportunities to share complementary technologies and design techniques among its development groups. The Company has made a significant effort in recent years to supplement its engineering staff with engineers skilled in key technology areas, as well as emerging technology areas such as digital communications and advanced signal processing. The Company also makes selective use of outside technical consulting companies to supplement internal capabilities.

    In order to access information about new technologies and standards in the communications industry, the Company is an active member of several international standards bodies, such as American National Standards Institute ("ANSI"), European Telecommunications Standards Institute ("ETSI"), International Telecommunications Union-Telecommunications Standardization Sector ("ITU-T"), Internet Engineering Task Force ("IETF"), Institute of Electrical and Electronic Engineers ("IEEE"), Frame Relay Forum and ATM Forum.

MANUFACTURING AND SUPPLIERS

    The Company has five manufacturing facilities worldwide: Indianapolis, Indiana; Research Triangle Park, North Carolina; Eningen, Germany; Norwich, United Kingdom and Plymouth, United Kingdom. In addition, the Company has final assembly and testing facilities in St. Etienne, France; Munich, Germany and Sao Paulo, Brazil. The Company has product design facilities at each of its manufacturing and assembly facilities, as well as in San Diego, California; Rennes, France and Zurich, Switzerland. The Company outsources certain of its manufacturing to subcontractors, including certain printed circuit boards and total manufacturing for its Test Tools products, which are primarily manufactured by third party suppliers in Taiwan.

    Although the Company attempts to use common, multi-sourced components throughout its design, certain technological requirements may necessitate the use of single-sourced, unique components. The Company attempts to minimize its exposure on these components through careful vendor qualification and purchasing, though risk exists that these parts may become obsolete, necessitating redesign or withdrawal of the product from the market. Although the Company has not experienced any significant problems in obtaining sole-sourced components, it may experience certain problems from time to time and typically carries extra inventory of critical sole-sourced components. The inability to develop alternative sources, if required, or a reduction or interruption in supply or a significant increase in the price of one or more sole-sourced components would adversely affect the Company's business, financial condition and results of operations.

    All of the Company's manufacturing and final assembly facilities are certified under ISO 9002, and five of the Company's facilities have received certification under ISO 9001, the highest available certification for a development and manufacturing company. The Company's certifications under ISO 9001 and 9002 certify that its product development, manufacturing, installation and maintenance practices meet certain predetermined standards. In addition, the Company received certification under ISO 14001, which relates to environmental compliance for Germany, in 1996.

BACKLOG

    As of September 30, 1998, the Company had a firm order backlog of $76.9 million (compared to a pro forma backlog of $69.2 million as of September 30, 1997), nearly all of which is expected to be filled by September 30, 1999. Backlog reflects firm customer orders for products and services usually scheduled for shipment within 12 months. The level of backlog at any particular time is not necessarily indicative of future operating performance of the Company. Delivery schedules may be extended, and orders may be cancelled at any time subject to certain cancellation penalties.

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

    The Company's competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. The Company believes that the Hewlett-Packard Company is the only company other than the Company that offers a comprehensive communications test product line with global sales coverage. Major competitors which compete in individual product markets or geographic areas include Anritsu, Dynatech Corporation, Microtest, Network Associates, Rohde & Schwarz, IFR Systems, GN Nettest and Tektronix. Some of these competitors have more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technological and personnel resources than the Company.

INTELLECTUAL PROPERTY

    The Company's success and ability to compete depends in part upon protecting its proprietary technology. The Company relies upon a combination of patents, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual covenants, to establish and protect its technology and other intellectual property rights.

    There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation or independent third-party development of its technology, or that its intellectual property can be successfully enforced or defended if challenged. Given the rapid development of technology, there can be no assurance that certain aspects of the Company's products do not or will not infringe upon the existing or future proprietary rights of others or that, if licenses or rights are required to avoid infringement, such licenses or rights could be obtained on terms that would not have a material adverse effect on the Company. In any event, because of the rapid pace of technological change in many of the Company's product industries, the Company believes that patent protection for its products is less significant to its success than the knowledge, ability and experience of its employees and the frequent introduction and market acceptance of new products and product enhancements. See Item 3. Legal Proceedings.

EMPLOYEES

    As of September 30, 1998, the Company employed approximately 2,600 people, of whom 525 were engaged in product development activities, 650 in manufacturing operations and quality control, 265 in marketing, 820 in sales and service, and the remainder in management and administrative capacities. Most of the Company's employees are highly skilled and the Company's continued success will depend in part upon its ability to attract and retain these employees. Certain of the Company's employees in Europe are members of standard unions. The Company believes its relationship with its employees is good.

ITEM 2.   PROPERTIES

    The table below sets forth selected relevant statistics for the Company's current facilities:

                                                                                                                    LEASE
   LOCATION               FACILITY TYPE/USE                                           SIZE OF FACILITY   TITLE    EXPIRATION
------------------------ --------------------------------------------------------    -----------------  -------  -------------
Eningen, Germany         Corporate offices; German sales/service headquarters;       606,000 sq. ft.      Owned       N/A
                         design, manufacturing and marketing for Telecom Networks
                         transport products and certain Wireless test products

Research Triangle Park,  Corporate offices; US sales/service headquarters; design,   106,900 sq. ft.      Leased      2010
North Carolina           manufacturing and marketing for Enterprise Networks
                         products (1)

Indianapolis, Indiana    Design, manufacturing and marketing for Multimedia and      206,000 sq. ft. (2)  Leased   10/31/2014
                         certain Wireless products; manufacturing for certain
                         Enterprise Networks products

Plymouth, United Kingdom Design, manufacturing and marketing for Telecom Networks    86,400 sq. ft.       Owned       N/A
                         local loop products

San Diego, California    U.S. distribution center for Test Tools; design and         70,000 sq. ft.       Leased    6/29/2006
                         marketing for Enterprise Networks LAN cable products
                         and certain Multimedia products (3)

Munich, Germany          Design, final assembly and marketing for certain Wireless   51,067 sq. ft.       Leased   12/31/2001
                         products

Norwich, United Kingdom  Design, manufacturing and marketing for Calibration         40,000 sq. ft.       Owned       N/A
                         Instruments; European distribution center for Test Tools    3.2 acres-land       Leased    3/31/2103

Sao Paulo, Brazil        Manufacturing and design for the Brazilian market, service   32,400 sq. ft       Owned       N/A

St. Etienne, France      Design, final assembly and marketing for Telecom Networks   23,414 sq. ft.       Leased    9/30/2005
                         fiber optics products

Rennes, France           Design and marketing for Multimedia digital video and        16,200 sq. ft       Owned       N/A
                         Telecom Network ISDN products

Zurich, Switzerland      Design and marketing for Telecom Networks switching         15,700 sq. ft.       Leased   Nine-month
                         products                                                                                  notice

Milan, Italy             Sales/Service office                                        11,200 sq. ft.       Owned       N/A

Baden, Austria           Sales/Service office                                        10,800 sq. ft.       Owned       N/A

Bern, Switzerland        Sales/Service office                                        10,800 sq. ft.       Owned       N/A

Scarborough, Ontario,    Sales/Service office                                         8,200 sq. ft.       Owned         N/A
Canada

San Diego, California    Corporate offices (4)                                        4,305 sq. ft.       Leased   12/31/1999


                                                                                                                   LEASE
   LOCATION               FACILITY TYPE/USE                                          SIZE OF FACILITY   TITLE    EXPIRATION
------------------------ --------------------------------------------------------    ----------------  -------  -------------
Buenos                   Sales/Service office                                         3,400 sq. ft.      Owned      N/A
Aires, Argentina


(1) The Company leases this facility from a partnership owned by the Goltermann family. The Company has a right of first refusal to purchase this property in the event the lessor proposes to sell it during the initial or any renewal term.

(2) 120,739 sq. ft. of this facility are subleased to unrelated parties through November 30, 1999.

(3) The Company leases this facility from a company controlled by Terence J. Gooding.

(4) The Company intends to vacate this facility before March 31, 1999, and Terence J. Gooding has agreed to assume this lease thereafter.

    The Company also leases sales/service offices in 29 countries: United States, Germany, Argentina, Australia, Austria, Brazil (two small offices are owned), Canada, China, Colombia, France, Guatemala, India, Indonesia, Italy, Japan, Mexico, Netherlands, New Zealand, Pakistan, Philippines, Poland, Russia, South Korea, Spain, Sweden (own building on leasehold), Switzerland, Turkey, United Kingdom and Venezuela.

ITEM 3.   LEGAL PROCEEDINGS

    In the ordinary course of its business, the Company from time to time is subjected to legal claims. The Company does not believe that the likely outcome of any such claims or related lawsuits would have a material adverse effect on the Company or its ability to develop new products.

    A matter is pending in the United States District Court for the Southern District of Indiana, involving a claim by Trilithic, Inc. ("Trilithic") that certain products of the Company infringe Trilithic's patent on a radio frequency leakage detection system for a cable network system. Trilithic seeks injunctive and unspecified monetary relief, including enhanced damages for alleged willful infringement. The product line potentially affected by this claim, and by a second patent that has been issued to Trilithic subsequent to the filing of the lawsuit, had fiscal 1998 sales of approximately $6.3 million. Trilithic's complaint, which was served on the Company in March 1997, was the first notice to the Company of Trilithic's patent. This litigation is ongoing and in the event the outcome of the litigation is not favorable, the Company could be required to: (1) redesign existing or future products so that they do not use the rights covered by Trilithic's patent; (2) negotiate licenses from Trilithic to avoid such redesign; (3) withdraw existing products or not introduce future products that are covered by those patent rights and (4) pay Trilithic damages for any infringement since March 1997.

    In December 1998, the Company received a letter from counsel for certain beneficial owners of the Company's 10 1/8% Senior Subordinated Notes due 2007 (the "Notes") alleging that, as a result of the Exchange Transaction, a "Change of Control" under the indenture governing such notes (the "Indenture") has occurred and, because the Company has failed to make an offer to purchase the Notes, that an Event of Default under the Indenture has occurred. The Company believes that the Exchange Transaction did not result in a Change of Control under the Indenture and that the Company was not required to make an offer to purchase the Notes.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 20, 1998, the holders of 65% of the Company's Common Stock approved the principal terms of the Exchange Transaction and the related agreements by written consent. On September 30, 1998, the holders of 80% of the Company's Common Stock approved, by written consent, the amendment and restatement of the Company's certificate of incorporation and the change of the Company's name to Wavetek Wandel & Goltermann, Inc.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    There is no established public market for the Company's Common Stock.

    In connection with the Exchange Transaction, on September 30, 1998, the Company issued 8,317,463 shares of Common Stock to seven individuals and one entity in exchange for all of the outstanding shares of WG. The issuance of such shares was exempt from registration as private placement pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA

    The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company included in Item 8 herein and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein. Although WG became a subsidiary of Wavetek, the Exchange Transaction was treated, for accounting and reporting purposes, as a purchase of Wavetek by WG. Accordingly, the selected consolidated financial data of the Company included herein as of any date or for any period prior to September 30, 1998, are the historical consolidated selected financial data of WG. The consolidated balance sheet data of the Company as of September 30, 1998, included herein reflects the Exchange Transaction and the related purchase accounting adjustments. See "Consolidated Financial Statements of Wavetek" included in Item 14 herein.

                                                                              YEARS ENDED SEPTEMBER 30,
                                                         -----------------------------------------------------------
                                                            1998        1997         1996        1995         1994
                                                         ---------  ----------  ------------  ----------  ----------
                                                                               (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
Net sales. . . . . . . . . . . . . . . . . . . . .       $327,888    $281,887     $242,984    $227,455     $208,359
Cost of goods sold . . . . . . . . . . . . . . . .        130,863     113,812       98,466      92,336       80,156
                                                         ---------  ----------  ------------  ----------  ----------
Gross margin . . . . . . . . . . . . . . . . . . .        197,025     168,075      144,518     135,119      128,203
Operating expenses:
  Marketing and selling. . . . . . . . . . . . . .         95,338      82,687       68,938      70,815       57,965
  Research and development . . . . . . . . . . . .         47,730      37,322       34,528      37,044       32,434
  General and administrative . . . . . . . . . . .         26,019      25,609       27,003      27,287       29,534
  Acquired in-process research and
    development (1). . . . . . . . . . . . . . . .         32,925       1,743          362           -            -
  Provisions for restructuring operations and other
    non-recurring charges (2). . . . . . . . . . .          9,369           -            -       6,855        7,202
                                                         ---------  ----------  ------------  ----------  ----------
                                                          211,381     147,361      130,831     142,001      127,135
                                                         ---------  ----------  ------------  ----------  ----------

Operating income (loss). . . . . . . . . . . . . .        (14,356)     20,714       13,687      (6,882)       1,068
Non-operating income (expense):
  Interest income. . . . . . . . . . . . . . . . .            977       1,610        1,172       1,332          464
  Interest expense . . . . . . . . . . . . . . . .         (7,629)     (8,509)      (9,340)    (10,591)      (8,461)
  Other, net . . . . . . . . . . . . . . . . . . .         (4,814)        790          861        (602)      16,404
                                                         ---------  ----------  ------------  ----------  ----------
                                                          (11,466)     (6,109)      (7,307)     (9,861)       8,407
                                                         ---------  ----------  ------------  ----------  ----------
Income (loss) before provision (credit) for
  income taxes . . . . . . . . . . . . . . . . . .        (25,822)     14,605        6,380     (16,743)       9,475
Provision (credit) for income taxes. . . . . . . .          6,541       7,362         (250)    (10,667)        (266)
Minority interest in income (loss) . . . . . . . .         (5,096)        185        2,273         536        1,628
                                                         ---------  ----------  ------------  ----------  ----------
Net income (loss). . . . . . . . . . . . . . . . .       $(27,267)   $  7,058     $  4,357    $ (6,612)    $  8,113
                                                         ---------  ----------  ------------  ----------  ----------
                                                         ---------  ----------  ------------  ----------  ----------
OTHER FINANCIAL DATA:
EBITDA (3) . . . . . . . . . . . . . . . . . . . .       $ 38,152    $ 32,161     $ 23,366    $  9,288     $ 17,336
Depreciation and amortization expenses . . . . . .         10,214       9,704        9,317       9,315        9,066
EBITDA as a percentage of sales. . . . . . . . . .           11.6%       11.4%         9.6%        4.1%         8.3%
Ratio of earnings to fixed charges (4) . . . . . .           (1.7)x       2.5x         1.6x       (0.2)x        1.9x

                                                                             AS OF SEPTEMBER 30,
                                                         -----------------------------------------------------------
                                                            1998        1997         1996        1995         1994
                                                         ---------  ----------  ------------  ----------  ----------
BALANCE SHEET DATA (5):
Cash and cash equivalents (6). . . . . . . . . . .       $  6,635    $  9,400     $ 14,416    $  8,857     $  8,986
Total assets . . . . . . . . . . . . . . . . . . .        487,145     222,208      235,935     232,395      215,618
Total debt (7) . . . . . . . . . . . . . . . . . .        248,328      93,901      116,232     123,540      110,056
Stockholders' equity (deficit) . . . . . . . . . .         28,035      18,607        9,408       2,225       (5,975)

                            (SEE NOTES ON FOLLOWING PAGE)

------------
(1) In connection with the Exchange Transaction and its acquisitions of Wandel & Goltermann Technologies, Inc. ("WGTI"), Switching Test Solutions AG, Tinwald Networking Technologies Inc., and Network Intelligence, Inc., the Company recorded acquired in-process research and development of $32.9 million in fiscal 1998, $1.7 million in fiscal 1997 and $0.4 million in fiscal 1996. These amounts are included in operating expenses.

(2) In connection with the Exchange Transaction, the acquisition of WGTI and related restructuring activities, the Company recorded provisions for restructuring operations and other non-recurring charges of $9.4 million in fiscal 1998. In fiscal 1995 and 1994, the Company initiated activities to restructure certain German and U.S. manufacturing, research and development and marketing activities in order to reduce the level of expenses in relation to net sales. As a result, the Company recorded provisions for restructuring of $6.9 million in fiscal 1995 and $7.2 million in fiscal 1994, primarily for employee severance and inventory write-offs. These restructuring activities were completed during fiscal 1996.

(3) EBITDA is operating income plus depreciation and amortization expense, acquired in-process research and development and provisions for restructuring operations and other non-recurring charges. The Company's definition of EBITDA is consistent with the definition of Consolidated Cash Flow in the Indenture related to the Company's 10 1/8% Senior Subordinated Notes due June 15, 2007 (the "Indenture"). While EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows, the Company has included EBITDA because it may be viewed as an indicator of compliance with certain covenants in the Indenture and is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a Company's ability to service debt. EBITDA as presented by the Company herein may not be comparable to similarly titled measures reported by other companies. In addition, the amount reported by the Company as EBITDA may not be fully available for management's discretionary use due to the Company's needs to conserve funds for debt service, capital expenditures and other commitments.

(4) For purposes of computing this ratio, earnings consist of income (loss) before provision (credit) for income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of the rent expense from operating leases, which management believes is a reasonable approximation of the interest factor of the rent.

(5) The consolidated balance sheet data of the Company as of September 30, 1998 reflects the Exchange Transaction and the related purchase accounting adjustments.

(6) Cash and cash equivalents includes short-term investments, which are comprised primarily of investment grade commercial paper, U.S. Treasury securities and guaranteed obligations of the U.S. government or its agencies with original maturities of less than 90 days. Cash and cash equivalents has been reduced by $28.9 million, received on September 30, 1998, for the purpose of repaying in full on October 2, 1998, the debt outstanding under the Wavetek New Credit Agreement.

(7) Total debt includes notes payable to banks, long-term obligations including current maturities and long-term obligations to related parties including current maturities. Total debt at September 30, 1998 has been reduced by $28.9 million which was received on September 30, 1998, for the purpose of repaying in full on October 2, 1998, the debt outstanding under the Wavetek New Credit Agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's consolidated financial statements included in Item 8 herein. Although WG became a subsidiary of Wavetek, the Exchange Transaction was treated, for accounting and reporting purposes, as a purchase of Wavetek by WG. Accordingly, the results of operations of the Company as of any date or for any period prior to September 30, 1998, are the historical results of operations of WG. See "Consolidated Financial Statements of Wavetek" included in Item 14 herein.

OVERVIEW

    On September 30, 1998, Wavetek Corporation, a Delaware corporation ("Wavetek"), and Wandel & Goltermann Management Holding GmbH, a German limited liability company ("WG"), consummated an exchange transaction whereby the stockholders of WG became stockholders of Wavetek, and WG became a subsidiary of Wavetek (the "Exchange Transaction"). In connection with the Exchange Transaction, Wavetek was renamed Wavetek Wandel & Goltermann, Inc. (the "Company"). Although WG became a subsidiary of Wavetek, the Exchange Transaction was treated, for accounting and reporting purposes, as a purchase of Wavetek by WG. Accordingly, the consolidated financial statements of the Company included herein as of any date or for any period prior to September 30, 1998, are the historical consolidated financial statements of WG. The consolidated balance sheet of the Company as of September 30, 1998, included herein reflects the Exchange Transaction and the related purchase accounting adjustments. The Company expects net sales, cost of goods sold, gross margin, operating expenses and interest expense to increase significantly in fiscal 1999 as a result of the Exchange Transaction. The Company's pro forma statement of operations for fiscal 1998, giving effect to the Exchange Transaction as if it had occurred on October 1, 1997, is included in Item 14 herein.

GENERAL

    The Company is a leading global designer, manufacturer and marketer of a broad range of communications test instruments used to develop, manufacture, install and maintain communications networks and equipment. The Company conducts its communications test business, which addresses most sectors of the communications test market, in four principal business areas: (1) Telecom Networks (traditional voice/data transmissions and new multi-service networks), (2) Enterprise Networks (local and wide-area network infrastructures), (3) Multimedia (cable television and digital video broadcast) and (4) Wireless (mobile telephony and data). The Company also designs, manufactures and sells precision measurement instruments and general-purpose handheld test tools. In addition, the Company provides repair, upgrade and calibration services, as well as value-added professional services such as consulting, training and rental services on a worldwide basis.

    The Company sells its products to a broad base of over 5,000 customers worldwide, including (1) global communications equipment manufacturers such as Alcatel, Cisco Systems, Inc., L.M. Ericsson Telephon AB ("Ericsson"), International Business Machines Corp. ("IBM"), Lucent Technologies, Inc., Motorola, Inc., Northern Telecom, Ltd. ("Nortel"), NCR Corporation and Siemens AG, (2) communications service providers such as AT&T Corporation, TeleCommunications, Inc. ("TCI"), Deutsche Telekom AG, France Telecom, Embratel, China Telecom and Time Warner Cable and (3) the information service departments of corporations and governmental entities such as the Boeing Company, DaimlerChrysler and the U.S. Navy. In fiscal 1998, no customer represented more than 5% of the Company's pro forma sales. The Company's sales are also diversified geographically.

    The Company sells and services its products through (1) its global sales and service organization of over 800 employees in over 25 countries and (2) a global network of over 250 distributors, resellers and independent representatives, which together provide the Company with a sales and service presence in over 85 countries. The Company has design and manufacturing capabilities through 10 major facilities located in the United States, Germany, France, the United Kingdom and Switzerland.

    The Company's operating expenses are substantially impacted by marketing and selling activities and by research and development activities. Marketing and selling expenses are primarily driven by: (1) sales volume, with respect to sales force expenses and commission expenses; (2) the extent of market research activities for new product design efforts; (3) advertising and trade show activities and (4) the number of new products launched in the period. In recent periods, the Company has increased its spending on research and development activities primarily to accelerate the timing of new product introductions. General and administrative expenses primarily include costs associated with the Company's administrative employees, facilities and functions. The Company incurs expenses in foreign countries primarily in the functional currencies of such locations. As a result of the Company's substantial international operations, the United States dollar amount of its expenses is impacted by changes in foreign currency exchange rates. The Company's ability to maintain and grow its sales depends on a variety of factors including its ability to maintain its competitive position in areas such as technology, performance, price, brand identity, quality, reliability, distribution and customer service and support, and its ability to continue to introduce new products that respond to technological change and market demand in a timely manner.

RESULTS OF OPERATIONS

    The following table sets forth selected financial information as a percentage of net sales for the periods indicated:

Caption
                                                   YEARS ENDED SEPTEMBER 30,
                                                --------------------------------
                                                   1998        1997       1996
                                                ----------  ---------  ---------
Net sales. . . . . . . . . . . . . . . . . .      100.0%      100.0%     100.0%
Cost of goods sold . . . . . . . . . . . . .       39.9        40.4       40.5
                                                ----------  ---------  ---------
Gross margin . . . . . . . . . . . . . . . .       60.1        59.6       59.5
Operating expenses . . . . . . . . . . . . .       64.5        52.3       53.9
                                                ----------  ---------  ---------
Operating income (loss). . . . . . . . . . .       (4.4)        7.3        5.6
Interest expense, net. . . . . . . . . . . .       (2.0)       (2.4)      (3.4)
Other non-operating income (expense), net. .       (1.5)        0.3        0.4
                                                ----------  ---------  ---------
Income (loss) before provision (credit) for
  income taxes and minority interest in
  income (loss). . . . . . . . . . . . . . .       (7.9)        5.2        2.6
Provision (credit) for income taxes. . . . .        2.0         2.6       (0.1)
Minority interest in income (loss) . . . . .       (1.6)        0.1        0.9
                                                ----------  ---------  ---------
Net income (loss). . . . . . . . . . . . . .       (8.3)%       2.5%       1.8%
                                                ----------  ---------  ---------
                                                ----------  ---------  ---------
EBITDA . . . . . . . . . . . . . . . . . . .       11.6%       11.4%       9.6%
                                                ----------  ---------  ---------
                                                ----------  ---------  ---------

    The Company's ratio of earnings to fixed charges was as follows for the periods indicated:

                                                   YEARS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                   1998        1997       1996
                                                ----------  ---------  --------
Ratio of earnings to fixed charges . . . . .       (1.7)x      2.5x       1.6x

                                       23

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997

    NET SALES. Net sales in fiscal 1998 increased $46.0 million, or 16.3%, to $327.9 million from $281.9 million in fiscal 1997. This reflects an increase in sales in all geographic areas, including an increase of $28.4 million, or 19.2%, in European sales and an increase of $7.0 million, or 22.8%, in sales to customers in the United States. Changes in certain foreign exchange rates during fiscal 1998 had the effect of reducing the U.S. dollar equivalent of the Company's foreign currency sales by $19.3 million from the U.S. dollar equivalent amount that would have been reported if the average exchange rates in effect for fiscal 1997 had remained in effect for fiscal 1998. Sales of the Company's communications test products increased $44.7 million, or 16.4%, from fiscal 1997 primarily due to the acquisition of Switching Test Solutions AG ("STS"), increased revenues from sales of the Company's ANT-20 product and continued growth in the markets for the Company's products.

    Sales from repair, upgrade and other services increased $1.3 million, or 13.4%, from fiscal 1997 primarily due to an emphasis on value-added services in addition to traditional repair and calibration services, increases in the installed base of the Company's products and growth in the markets for the Company's products.

    GROSS MARGIN. The Company's gross margin in fiscal 1998 increased $28.9 million, or 17.2%, to $197.0 million from $168.1 million in fiscal 1997. Gross margin as a percentage of net sales increased slightly to 60.1% in fiscal 1998 as compared to 59.6% in fiscal 1997 primarily due to increased sales of products with higher software content or unique product features that generate higher margins and cost reduction programs in the Company's manufacturing operations, partially offset by competitive pressures on pricing. Changes in certain exchange rates had an unfavorable impact of $9.0 million on the U.S. dollar equivalent of gross margin in fiscal 1998 from the U.S. dollar equivalent amount that would have been reported if the average exchange rates in effect for fiscal 1997 had remained in effect for fiscal 1998.

    OPERATING EXPENSES. Operating expenses in fiscal 1998 increased $64.0 million, or 43.4%, to $211.4 million from $147.4 million in fiscal 1997. Operating expenses as a percentage of sales increased to 64.5% in fiscal 1998 from 52.3% in fiscal 1997. The increase in operating expenses in fiscal 1998 was primarily due to charges for acquired in-process research and development and provisions for restructuring and other non-recurring charges. In 1998, the Company recorded charges for acquired in-process research and development of $11.8 million related to the Exchange Transaction and $21.1 million related to acquisitions of Wandel & Goltermann Technologies, Inc. ("WGTI"), STS, Tinwald Networking Technologies, Inc. ("Tinwald") and Network Intelligence, Inc. ("NI"). The Company also recorded provisions of $4.5 million for restructuring and other non-recurring charges related to the Exchange Transaction and related restructuring activities and provisions of $4.8 million in connection with the acquisition of WGTI and related restructuring activities.

    Spending for marketing and selling activities increased $12.6 million to $95.3 million, or 29.1% of net sales, in fiscal 1998 from $82.7 million, or 29.3% of net sales, in fiscal 1997 primarily due to increased personnel costs to support higher net sales levels and the acquisition of STS, partially offset by the favorable impact of changes in foreign exchange rates on the U.S. dollar equivalent of selling and marketing expenses denominated in foreign currencies. Spending for research and development activities increased $10.4 million to $47.7 million, or 14.6% of net sales, in fiscal 1998 from $37.3 million, or 13.2% of net sales, in fiscal 1997 reflecting increases resulting from the acquisition of STS, Tinwald and NI partially offset by the favorable impact of changes in foreign exchange rates on the U.S. dollar equivalent of research and development expenses dominated in foreign currencies. Spending for general and administrative activities increased $0.4 million, to 7.9% of net sales in fiscal 1998 from 9.1% of net sales in fiscal 1997. General and administrative spending increased to support higher net sales levels but decreased as a percentage of net sales primarily reflecting the Company's efforts to spread certain fixed administrative costs over a higher level of net sales.

    NON-OPERATING INCOME (EXPENSE). Non-operating expense, net, in fiscal 1998 increased by $5.4 million over fiscal 1997 to $11.5 million. The increase was primarily due to foreign currency losses recognized on certain forward exchange contracts as the U.S. dollar weakened significantly against the German Deutsche mark during fiscal 1998. Interest expense decreased to $7.6 million in fiscal 1998 compared to $8.5 million in fiscal 1997 reflecting lower average outstanding debt balances. Interest income decreased to $1.0 million in 1998 from $1.6 million in fiscal 1997 reflecting lower average cash balances for the year.

    PROVISION (CREDIT) FOR INCOME TAXES. In fiscal 1998, although the Company incurred a loss before income taxes and minority interest of $25.8 million, the Company recorded a provision for income taxes of $6.5 million since $32.9 million of the pre-tax loss was related to write-offs of acquired in-process research and development, which is not deductible for income tax purposes. Additionally, in fiscal 1998 the Company recorded certain valuation allowances against certain credits for income taxes which would otherwise have reduced the Company's provision for income taxes. In fiscal 1997, the Company recorded a provision for income taxes of $7.4 million, or 50.4%, of income before provision for income taxes and minority interest.

    NET INCOME (LOSS). As a result of the above factors, net loss was $27.3 million in fiscal 1998 as compared to net income of $7.1 million in fiscal 1997.

    EBITDA. As a result of the above factors, EBITDA was $38.2 million in fiscal 1998 as compared to $32.2 million in fiscal 1997. EBITDA as a percentage of net sales increased to 11.6% in fiscal 1998 from 11.4% in fiscal 1997.

    RATIO OF EARNINGS TO FIXED CHARGES. As a result of the above factors, the ratio of earnings to fixed charges was (1.7)x for fiscal 1998 compared to 2.5x for fiscal 1997.

FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996

    NET SALES. Net sales in fiscal 1997 increased $38.9 million, or 16.0%, to $281.9 million from $243.0 million in fiscal 1996. This increase was due to an increase in sales to international customers of $44.9 million, or 21.7%, primarily due to a $19.2 million, or 14.9%, increase in European sales and a $20.1 million, or 46.9%, increase in sales to Canada, Mexico, Central and South America. These increases were partially offset by a decrease of $6.0 million, or 16.3%, in sales to customers in the United States. Changes in certain foreign exchange rates during fiscal 1997 had the effect of reducing the U.S. dollar equivalent of the Company's foreign currency sales by $11.9 million from the U.S. dollar equivalent amount that would have been reported if the average exchange rates in effect for fiscal 1996 had remained in effect for fiscal 1997.

    Sales of the Company's communications test products increased $37.2 million, or 15.9%, from fiscal 1996 primarily as a result of an increase in unit sales of the Company's ANT-20 products and growth in the markets for the Company's products. Sales from repair, upgrade and other services increased $1.7 million, or 20.1%, from fiscal 1996 primarily due to emphasis on value-added services in addition to traditional repair and calibration services, increases in the installed base of the Company's products and growth in the markets for the Company's products.

    GROSS MARGIN. The Company's gross margin in fiscal 1997 increased $23.6 million, or 16.3%, to $168.1 million from $144.5 million in fiscal 1996. Gross margin as a percentage of net sales increased slightly to 59.6% in fiscal 1997 as compared to 59.5% in fiscal 1996. Changes in certain foreign exchange rates during fiscal 1997 had the effect of reducing the U.S. dollar equivalent of gross margin by $10.7 million compared to the amount that would have been reported if the average exchange rates in effect for fiscal 1996 had remained in effect for fiscal 1997.

    OPERATING EXPENSES. Operating expenses in fiscal 1997 increased $16.6 million, or 12.7%, to $147.4 million from $130.8 million in fiscal 1996, but operating expenses as a percentage of net sales decreased to 52.3% in fiscal 1997 from 53.9% in fiscal 1996. The increase in operating expenses in fiscal 1997 was primarily due to increased spending for marketing and selling activities of $13.8 million to $82.7 million, or 29.3% of net sales, in fiscal 1997 from $68.9 million, or 28.4% of net sales, in fiscal 1996 as the Company increased its marketing efforts and made investments in new sales infrastructure in Asia to support a higher level of sales. Spending for research and development activities increased $2.8 million to $37.3 million, or 13.2% of net sales, in fiscal 1997 from $34.5 million, or 14.2% of net sales, in fiscal 1996, in order to accelerate the timing of new product introductions. These increases in fiscal 1997 were partially offset by reduced spending in general and administrative activities of $1.4 million to 9.1% of net sales in fiscal 1997 from 11.1% of net sales in fiscal 1996, as a result of general cost controls. Changes in foreign exchange rates had a favorable impact on the U.S. dollar equivalent of operating expenses denominated in foreign currencies in fiscal 1997.

    NON-OPERATING INCOME (EXPENSE). Non-operating expense, net, in fiscal 1997 decreased by $1.2 million from fiscal 1996 to $6.1 million. The decrease was primarily due to a decrease in the Company's net interest expense to $6.9 million in fiscal 1997 from $8.2 million in fiscal 1996, reflecting decreased interest expense resulting from lower average outstanding borrowings and interest rates.

    PROVISION (CREDIT) FOR INCOME TAXES. In fiscal 1997, the Company recorded a provision for income taxes of $7.4 million, reflecting an effective tax rate of 50.4%. In fiscal 1996, the Company recorded a credit for income taxes of $0.3 million primarily due to a favorable foreign tax rate differential and a write-down of investments for which tax benefits were not previously recognized, partially offset by an increase in certain valuation allowances.

    NET INCOME. As a result of the above factors, net income was $7.1 million in fiscal 1997 as compared to $4.4 million in fiscal 1996.

    EBITDA. As a result of the above factors, EBITDA was $32.2 million in fiscal 1997 as compared to $23.4 million in fiscal 1996. EBITDA as a percentage of net sales increased to 11.4% in fiscal 1997 from 9.6% in fiscal 1996.

    RATIO OF EARNINGS TO FIXED CHARGES. As a result of the above factors, the ratio of earnings to fixed charges was 2.5x for fiscal 1997 compared to 1.6x for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash flow from operating activities was $21.9 million, $17.5 million and $13.6 million, in fiscal 1998, 1997 and 1996, respectively. The Company had cash and cash equivalents at September 30, 1998 of $35.5 million. Of this amount, $29.7 million was from the proceeds of debt incurred under a bridge facility used to refinance and repay Wavetek's existing credit facility in full on October 2, 1998. The Company invests its excess cash in highly liquid money market funds, U.S. Treasury obligations and investment grade commercial paper. In recent years, the Company has funded its business through operating cash flow, has not relied on sales of equity to provide cash and has used short-term debt primarily for cash management purposes. The Company had short-term borrowings outstanding of $113.1 million at September 30, 1998, including amounts borrowed for working capital requirements and amounts used to refinance and repay Wavetek's existing credit facility. The Company had additional obligations outstanding totaling approximately $3.2 million in the form of letters of credit and bank guarantees.

    The Company's primary cash needs have been for purchase of businesses, the funding of working capital requirements (primarily inventory and accounts receivable) and capital expenditures. The Company's net cash used in investing activities was $17.6 million, $11.0 million and $8.3 million in fiscal 1998, 1997 and 1996, respectively. The Company used cash of $45.2 million in fiscal 1998 for the purchases of WGTI, STS, Tinwald and NI. The Company used cash of $6.7 million in fiscal 1997 for purchases of interests in WGTI and STS and used cash of $1.9 million in 1996 for purchases of interests in WGTI. In fiscal 1998, the Company acquired cash of $31.3 million in connection with the Exchange Transaction, of which $28.9 million was used to refinance and repay the Wavetek New Credit Agreement in full on October 2, 1998. The Company's recurring cash requirements for investing activities are primarily for capital expenditures. The Company made capital expenditures in fiscal 1998, 1997 and 1996 of $10.4 million, $9.4 million and $10.6 million, respectively.

    The Company's net cash provided by (used in) financing activities was $21.7 million, ($11.2 million) and $0.6 million in fiscal 1998, 1997 and 1996, respectively. For fiscal 1998, net cash provided by financing activities included $54.8 million of proceeds from revolving lines of credit and long-term obligations partially offset by $34.6 million used for repayments of revolving lines of credit and long-term obligations and cash dividend payments of $2.0 million. For fiscal 1997, net cash used in financing activities substantially reflected the net borrowing activities and cash dividend payments of $1.2 million.

    The Company intends to enter into a new credit facility to refinance certain portions of its outstanding debt. The Company believes that its cash flow from operations, combined with the remaining available borrowings under its existing credit agreements and the new credit facility will be sufficient to fund its debt service obligations and working capital requirements, as well as implement its growth strategy.

FOREIGN OPERATIONS

    As discussed above, a significant portion of the Company's sales and expenses are denominated in currencies other than the United States dollar. In order to maintain access to such foreign currencies, the Company and certain of its foreign subsidiaries have credit facilities providing for borrowings in local currency. Adjustments made in translating the balance sheet accounts of the foreign subsidiaries from their respective functional currencies at appropriate exchange rates are included as a separate component of stockholders' equity. In addition, the Company periodically uses forward exchange contracts and collars to hedge certain known foreign exchange exposures. Gains or losses from such contracts are included in the Company's consolidated statements of operations to offset gains and losses from the underlying foreign currency transactions.

    The Indenture under which the Company's 10 1/8% Senior Subordinated Notes, due June 15, 2007, were issued permits the Company and its subsidiaries to make investments in, and intercompany loans to, its foreign subsidiaries. Payments to the Company or its other subsidiaries by such foreign subsidiaries, including the payment of dividends, redemption of capital stock or repayment of such intercompany loans, may be restricted by the credit agreements of the foreign subsidiaries.

    On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and a new common currency (the "euro"). The participating countries have agreed to adopt the euro as their common legal currency on that date. The Company is assessing the potential impact from the euro conversion in a number of areas, including the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, and the impact on currency exchange costs and currency exchange rate risk. At this stage of its assessment, the Company can not yet predict the full impact of the euro conversion on the Company.

PERIODIC FLUCTUATIONS

    The Company's fiscal 1998 net sales occurred in the following percentages in each of the last four quarters: 27% for the quarter ended December 31, 1997, 19% for the quarter ended March 31, 1998, 27% for the quarter ended June 30, 1998 and 27% for the quarter ended September 30, 1998. A variety of factors may cause period-to-period fluctuations in the operating results of the Company. Such factors include, but are not limited to, product mix, European summer holidays and other seasonal influences, competitive pricing pressures, materials costs, currency fluctuations, revenues and expenses related to new products and enhancements of existing products, as well as delays in customer purchases in anticipation of the introduction of new products or product enhancements by the Company or its competitors. The majority of the Company's revenues in each quarter results from orders received in that quarter. As a result, the Company establishes its production, inventory and operating expenditure levels based on anticipated revenue levels. Thus, if sales do not occur when expected, expenditure levels could be disproportionately high and operating results for that quarter, and potentially future quarters, would be adversely affected.

IMPACT OF YEAR 2000

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or a miscalculation causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    WG and Wavetek, prior to the Exchange Transaction, independently addressed the issues involved in the Year 2000 Issue. The Company has determined that it will be required to modify or replace significant portions of its hardware and software so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing hardware and software, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

    The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. Starting in 1995, both WG and Wavetek began to evaluate their internal business and information systems for Year 2000 compliance. The Company has completed an assessment of the impact of the Year 2000 Issue on its internal and external operations, and is in the process of upgrading or replacing certain hardware, embedded chips and software programs it employs in the normal course of business, including its manufacturing, accounting applications and certain other administrative hardware and software systems. As a result, the Company has already addressed many of its Year 2000 Issues and continues on schedule to complete this project before it will have any material impact on the Company's ability to deliver products and services.

    The total cost of the year 2000 Issue project is estimated to be approximately $2.2 million and is estimated to be completed no later than June 30, 1999 including testing and implementation. The Company has already incurred a substantial portion of the costs of this project, including costs associated with the implementation of certain new core information systems. Much of this expenditure, both incurred and expected, would have been necessary in any case as part of the regular process of maintaining and updating systems. In some instances, the expenditures have been accelerated in order to comply with Year 2000 requirements. As of September 30, 1998, the Company has incurred approximately $1.1 million related to the Year 2000 Issue.

    The costs of the Year 2000 Issue project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these results will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

    The Company expects to mitigate the Year 2000 Issue so that the Company's operations or business are not materially adversely affected. In some cases, the Company is relying upon suppliers to provide Year 2000 compliant upgrades in a timely manner. The Company has a program in place to assess the extent to which the Company's systems or business processes may be vulnerable to third party non-compliance and the ability of its suppliers and business partners to continue normal operations beyond Year 2000. Where responses from suppliers or partners to the questions asked as part of this formal assessment program are unsatisfactory, the Company will take steps to seek alternative suppliers or partnerships. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's systems.

    With very few exceptions, all Company products now being delivered are Year 2000 compliant. For the few exceptions, the Company intends to make a modification or upgrade available by December 31, 1998. Information has also been provided to address customer inquiries concerning previously delivered products, including those no longer manufactured. Nearly all expenditures for product correction have been incurred.

    The Company has taken steps to minimize the risks for its business processes and systems. Contingency plans for certain critical applications are in place. The Company is, however, vulnerable to failures of major utilities or service providers to become Year 2000 compliant. The Company's major facilities include 11 discrete locations in six countries, thus mitigating any potential impact upon the Company as a whole of any such material failures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company uses financial instruments, including fixed and variable rate debt, to finance its operations. The information below summarizes the Company's market risks associated with debt obligations outstanding as of September 30, 1998. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity. Capital lease obligations, term loans under the Wavetek New Credit Agreement repaid in full on October 2, 1998, long-term obligations to related parties and notes payable to banks, including variable interest rate obligations, which mature in 1998 are not included in the table. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The instruments' actual cash flows are denominated in U.S. dollars ("US$"), German Deutsche marks ("DM") and other currencies ("other") as indicated.


                                                                        EXPECTED MATURITY DATE
                                         --------------------------------------------------------------------------------------
                                           1999         2000        2001         2002        2003     Thereafter       Total
                                         ---------  ----------   ----------  ----------  ----------  ------------  ------------
                                                                       (US$ EQUIVALENT IN THOUSANDS)
Long-term Obligations:
  Fixed Rate (US$) . . . . . . . .       $  741       $  685      $  633       $  585      $  541       $85,500       $88,685
    Average. . . . . . . . . . . .          8.2%         8.2%        8.2%         8.2%        8.2%         10.1%         10.0%
  Fixed Rate (DM). . . . . . . . .       $4,979       $4,916      $3,915       $3,545      $3,547       $12,621       $33,523
    Average interest rate. . . . .          4.8%         4.4%        3.8%         3.5%        3.5%          5.9%          4.8%
  Fixed Rate (other) . . . . . . .       $  237       $  454      $  195       $2,008      $  180       $ 1,661        $4,735
    Average interest rate. . . . .          5.5%         8.6%        5.6%         5.3%        5.6%          5.6%          5.7%

                                       29

       The carrying amounts of the Company's debt instruments approximate their fair values. At September 30, 1998, the Company had interest rate cap agreements in an aggregate notional amount of $8.9 million to limit its exposure on interest rate changes related to certain variable interest rate debt instruments. The carrying values of the interest rate caps approximate fair value.

       The Company uses forward exchange contracts and collars in the ordinary course of business to mitigate its exposure to changes in foreign currency exchange rates relating to cash, accounts receivable, accounts payable, significant transactions and anticipated future sales denominated in foreign currencies. The terms of these contracts are generally less than one year. The Company's risk management policies do not provide for the utilization of financial instruments for trading purposes. Gains and losses on financial instruments that qualify as hedges of existing assets or liabilities or firm commitments are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Financial instruments which are not designated as hedges of specific assets, liabilities, firm commitments or anticipated transactions are marked to market and any resulting unrealized gains or losses are recorded in "Other, net" in the accompanying consolidated statements of operations. At September 30, 1998 and 1997, the Company had foreign exchange contracts outstanding in an aggregate notional amount of $25.8 million and $24.7 million, respectively. While it is not the Company's intention to terminate any of these contracts, the estimated fair value of these contracts indicated that termination of the forward currency exchange contracts at September 30, 1998 would have resulted in a loss of $0.6 million and termination at September 30, 1997 would have resulted in a gain of $0.4 million. Due to the volatility of currency exchange rates, these estimated results may or may not be realized.

ITEM 8.       FINANCIAL STATEMENTS

 Index To Consolidated Financial Statements of Wavetek Wandel & Goltermann, Inc.

                                                                                                       Page
Report of Arthur Andersen LLP, Independent Public Accountants.....................................      31
Consolidated Balance Sheets as of September 30, 1998 and 1997.....................................      32
Consolidated Statements of Operations for each of the three years in the period ended
    September 30, 1998............................................................................      33
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
    September 30, 1998............................................................................      34
Consolidated Statements of Cash Flows for each of the three years in the period ended
    September  30, 1998...........................................................................      35
Notes to Consolidated Financial Statements........................................................      36

       REPORT OF ARTHUR ANDERSEN LLP, INDEPENDENT PUBLIC ACCOUNTANTS








The Board of Directors and Stockholders
Wavetek Wandel & Goltermann, Inc.

       We have audited the accompanying consolidated balance sheets of Wavetek Wandel & Goltermann, Inc. (as described in Note 1) as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wavetek Wandel & Goltermann, Inc. as of September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

                                                    ARTHUR ANDERSEN LLP

Raleigh, North Carolina
December 11, 1998

                        WAVETEK WANDEL & GOLTERMANN, INC.
                           CONSOLIDATED BALANCE SHEETS
            (dollars and shares in thousands, except per share data)


                                                                                                 September 30,
                                                                                            -------------------------
                                                                                               1998         1997
                                                                                            ----------- -------------
                                     ASSETS
      Current assets:
        Cash and cash equivalents.........................................................  $   35,544   $   9,400
        Accounts receivable (less allowance for doubtful accounts of $4,432 in 1998
           and $1,938 in 1997)............................................................      92,281      53,490
        Inventories.......................................................................      74,886      52,968
        Notes receivable from related parties.............................................        -          5,715
        Deferred income taxes.............................................................      17,095      11,587
        Other current assets..............................................................      12,736      10,499
                                                                                            ----------- -------------
      Total current assets................................................................     232,542     143,659
      Property and equipment, net.........................................................      66,597      51,909
      Intangible assets, net..............................................................     181,296       4,468
      Deferred income taxes...............................................................        -         15,258
      Other assets........................................................................       6,710       6,914
                                                                                            ----------- -------------
      Total assets........................................................................  $  487,145   $ 222,208
                                                                                            ----------- -------------
                                                                                            ----------- -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Notes payable to banks............................................................  $  113,085   $  35,833
        Trade accounts payable............................................................      37,612      21,985
        Accrued compensation..............................................................      25,907      14,832
        Income taxes payable..............................................................       5,956       3,768
        Other current liabilities.........................................................      41,259      19,804
        Current maturities of long-term obligations.......................................      30,222      16,332
        Current maturities of long-term obligations to related parties....................      12,335         808
                                                                                            ----------- -------------
      Total current liabilities...........................................................     266,376     113,362
      Long-term obligations, less current maturities......................................     121,595      34,043
      Long-term obligations to related parties, less current maturities...................        -          6,885
      Pension liabilities.................................................................      39,991      34,749
      Deferred income taxes...............................................................      25,582         -
      Other non-current liabilities.......................................................       5,566       3,041
      Commitments and contingencies
      Minority interest...................................................................        -         11,521
      Stockholders' equity:
        Common stock, par value $.01; authorized, 50,000 shares in 1998 and 15,000 shares in 1997; issued and outstanding, 13,202 shares in 1998 and 8,317
            shares in 1997................................................................         132          83
        Additional paid-in capital........................................................      75,569      33,435
        Accumulated deficit...............................................................     (57,645)    (26,785)
        Foreign currency translation adjustments..........................................       9,979      11,874
                                                                                            ----------- -------------
      Total stockholders' equity..........................................................      28,035      18,607
                                                                                            ----------- -------------
      Total liabilities and stockholders' equity..........................................  $  487,145   $ 222,208
                                                                                            ----------- -------------
                                                                                            ----------- -------------

                             See accompanying notes.

                        WAVETEK WANDEL & GOLTERMANN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (dollars and shares in thousands, except per share data)



                                                                                     Years ended September 30,
                                                                              ----------------------------------------
                                                                                 1998          1997          1996
                                                                              ------------ ------------- -------------

       Net sales..............................................................$  327,888     $ 281,887     $242,984
       Cost of goods sold.....................................................   130,863       113,812       98,466
                                                                              ------------ ------------- -------------
       Gross margin...........................................................   197,025       168,075      144,518
       Operating expenses:
         Marketing and selling................................................    95,338        82,687       68,938
         Research and development.............................................    47,730        37,322       34,528
         General and administrative...........................................    26,019        25,609       27,003
         Acquired in-process research and development.........................    32,925         1,743          362
         Provisions for restructuring operations and other non-recurring
           charges............................................................     9,369           -            -
                                                                              ------------ ------------- -------------
                                                                                 211,381       147,361      130,831
                                                                              ------------ ------------- -------------
       Operating income (loss)................................................   (14,356)       20,714       13,687
       Non-operating income (expense):
         Interest income......................................................       977         1,610        1,172
         Interest expense.....................................................    (7,629)       (8,509)      (9,340)
         Other, net...........................................................    (4,814)          790          861
                                                                              ------------ ------------- -------------
                                                                                 (11,466)       (6,109)      (7,307)
                                                                              ------------ ------------- -------------
       Income (loss) before provision (credit) for income taxes and
         minority interest in income (loss)...................................   (25,822)       14,605        6,380
       Provision (credit) for income taxes....................................     6,541         7,362         (250)
       Minority interest in income (loss).....................................    (5,096)          185        2,273
                                                                              ------------ ------------- -------------
       Net income (loss)......................................................  $(27,267)    $   7,058     $  4,357
                                                                              ------------ ------------- -------------
                                                                              ------------ ------------- -------------

       Net income (loss) per share............................................  $  (3.28)    $    0.85     $   0.52
                                                                              ------------ ------------- -------------
                                                                              ------------ ------------- -------------
       Weighted average number of shares outstanding..........................     8,317         8,317        8,317
                                                                              ------------ ------------- -------------
                                                                              ------------ ------------- -------------

                             See accompanying notes.

                        WAVETEK WANDEL & GOLTERMANN, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended September 30, 1996, 1997 and 1998
                        (dollars and shares in thousands)


                                                                                              Foreign
                                             Common Stock          Additional                 Currency         Total
                                       -------------------------   Paid-in    Accumulated    Translation   Stockholders'
                                          Shares       Amount      Capital      Deficit     Adjustments       Equity
                                       ------------- ----------- ---------- --------------- -------------- --------------

      Balance, September 30, 1995......     8,317       $  83      $32,634   $  (36,213)      $  5,721       $   2,225
        Sales of stock by subsidiaries.       -           -            296          -             -                296
        Net income.....................       -           -            -          4,357           -              4,357
        Foreign currency translation
          adjustments..................       -           -            -            -            2,530           2,530
                                       ------------- ----------- ----------- --------------- ------------- --------------
      Balance, September 30, 1996......     8,317          83       32,930      (31,856)         8,251           9,408
        Sales of stock by subsidiaries.       -           -            505          -             -                505
        Dividends......................       -           -            -         (1,987)          -             (1,987)
        Net income.....................       -           -            -          7,058           -              7,058
        Foreign currency translation
          adjustments..................       -           -            -            -            3,623           3,623
                                       ------------- ----------- ----------- --------------- ------------- --------------
      Balance, September 30, 1997......     8,317          83       33,435      (26,785)        11,874          18,607
        Sales of stock by subsidiaries.       -           -            662          -             -                662
        Shares issued in connection
          with the Exchange
          Transaction with Wavetek
          Corporation..................     4,885          49       41,472          -             -             41,521
        Dividends......................       -           -            -         (3,593)          -             (3,593)
        Net loss.......................       -           -            -        (27,267)          -            (27,267)
        Foreign currency translation
          adjustments..................       -           -            -            -           (1,895)         (1,895)
                                       ------------- ----------- ----------- --------------- ------------- --------------
      Balance, September 30, 1998......    13,202       $ 132      $75,569   $  (57,645)      $  9,979       $  28,035
                                       ------------- ----------- ----------- --------------- ------------- --------------
                                       ------------- ----------- ----------- --------------- ------------- --------------

                             See accompanying notes.

                        WAVETEK WANDEL & GOLTERMANN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                                      Years ended September 30,
                                                                                 ------------------------------------
                                                                                    1998        1997         1996
                                                                                 ----------- ------------ -----------
      Operating activities
      Net income (loss)........................................................  $ (27,267)    $ 7,058      $ 4,357
      Adjustments to reconcile net income to net cash provided by operating activities:
       Minority interest in net income (loss)..................................     (5,096)        185        2,273
       Depreciation and amortization expense...................................     10,214       9,704        9,317
       Acquired in-process research and development............................     32,925       1,743          362
       Deferred income taxes...................................................      1,978       4,600       (4,836)
       Changes in operating assets and liabilities, net of effect of purchased businesses:
        Accounts receivable....................................................     (4,415)     (6,520)      (8,449)
        Inventories............................................................      2,282      (8,239)       2,506
        Other current assets...................................................      1,876      (3,643)         (35)
        Accounts payable and accrued expenses..................................      5,111      10,051        6,993
        Income taxes payable, net..............................................      1,572       2,383           73
        Pension liabilities....................................................      3,180         698        1,328
        Other, net.............................................................       (438)       (507)        (265)
                                                                                 ----------- ------------ -----------
      Net cash provided by operating activities................................     21,922      17,513       13,624
      Investing activities
      Purchases of businesses, net of cash acquired............................    (45,207)     (6,658)      (1,858)
      Cash acquired in connection with Exchange Transaction....................     31,329        -             -
      Proceeds from sale of investments in affiliates..........................      1,757       1,890          716
      Purchase of property and equipment and intangibles.......................    (10,416)     (9,356)     (10,578)
      Proceeds from sale of property and equipment.............................        -         3,999        2,849
      Purchase of short-term investments, available for sale...................    (41,100)    (76,160)     (23,560)
      Sale of short-term investments, available for sale.......................     41,100      76,160       23,560
      Payments received for notes receivable from related parties..............      6,042         740          949
      Increases in notes receivable from related parties.......................     (1,081)     (1,607)        (364)
                                                                                 ----------- ------------ -----------
      Net cash used in investing activities....................................    (17,576)    (10,992)      (8,286)
      Financing activities
      Proceeds from revolving lines of credit and long-term obligations........     56,241       1,961       39,619
      Principal payments on revolving lines of credit and long-term
       obligations.............................................................    (35,647)    (12,084)     (39,665)
      Cash dividends paid to stockholders......................................     (2,043)     (1,188)         -
      Proceeds from long-term obligations to related parties...................      3,364          63          634
      Principal payments on long-term obligations to related parties...........       (258)       -             -
                                                                                 ----------- ------------ -----------
      Net cash provided by (used in) financing activities......................     21,657     (11,248)         588

      Effect of exchange rate changes on cash and cash equivalents.............        141        (289)        (367)
                                                                                 ----------- ------------ -----------
      Increase (decrease) in cash and cash equivalents.........................     26,144      (5,016)       5,559

      Cash and cash equivalents at beginning of year...........................      9,400      14,416        8,857
                                                                                 ----------- ------------ -----------
      Cash and cash equivalents at end of year.................................  $  35,544     $ 9,400      $14,416
                                                                                 ----------- ------------ -----------
                                                                                 ----------- ------------ -----------
      Supplemental disclosures of cash flow information:
      Cash paid for interest...................................................  $   7,103     $ 8,314      $ 8,649
                                                                                 ----------- ------------ -----------
                                                                                 ----------- ------------ -----------
      Cash paid for income taxes...............................................  $   2,038     $ 3,346      $ 3,053
                                                                                 ----------- ------------ -----------
                                                                                 ----------- ------------ -----------

                             See accompanying notes.

                        WAVETEK WANDEL & GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. Organization and Significant Accounting Policies

       Organization

       On September 30, 1998, Wavetek Corporation, a Delaware corporation ("Wavetek"), and Wandel & Goltermann Management Holding GmbH, a German limited liability company ("WG"), consummated an exchange transaction whereby the stockholders of WG became stockholders of Wavetek, and WG became a subsidiary of Wavetek (the "Exchange Transaction"). In connection with the Exchange Transaction, Wavetek was renamed Wavetek Wandel & Goltermann, Inc. (the "Company"). The Exchange Transaction was accounted for as a purchase of Wavetek by WG. Accordingly, the financial statements of the Company included herein as of any date or for any period prior to September 30, 1998, are the historical financial statements of WG.

       The Company is a leading global designer, manufacturer and marketer of a broad range of communications test instruments used to develop, manufacture, install and maintain communications networks and equipment. The Company conducts its communications test business, which addresses most sectors of the communications test market, in four principal business areas: (1) Telecom Networks (traditional voice/data transmissions and new multi-service networks),
(2) Enterprise Networks (local and wide-area network infrastructures), (3) Multimedia (cable television and digital video broadcast) and (4) Wireless (mobile telephony and data). The Company also designs, manufactures and sells precision measurement instruments and general-purpose handheld test tools. In addition, the Company provides repair, upgrade and calibration services, as well as value-added professional services such as consulting, training and rental services on a worldwide basis. The accompanying consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

       Foreign Currency

       The accounts of foreign subsidiaries consolidated herein have been translated from their respective functional currencies into U.S. dollars based on the current exchange rates at the end of the period for the balance sheet and an average rate for the period on the statement of operations. Cumulative translation adjustments are included as a separate component of stockholders' equity. Exchange gains and losses from foreign currency transactions are included in "Other, net" in the accompanying consolidated statements of operations.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include assessing the collectibility of accounts receivable, the use and recoverability of inventory, costs of future product returns under warranty and provisions for contingencies expected to be incurred. Actual results could differ from those estimates.

       Cash, Cash Equivalents and Short-Term Investments, Available for Sale

       The carrying amounts reported in the consolidated balance sheet for cash and cash equivalents approximate their fair values. As part of the Company's cash management program, the Company invests in highly liquid investments, primarily investment grade commercial paper, U.S. Treasury Securities, guaranteed obligations of the U.S. government or its agencies, mutual funds which invest in U.S. Treasury Securities, preferred stock and municipal bonds. The interest and dividend rates on these securities are reset on a frequent basis. Under Statement of Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, these securities are classified as "available-for-sale securities." For purposes of financial statement presentation, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company evaluates the financial strength of the institutions in which significant investments are made and believes that related credit risk is limited to an acceptable level.

                        WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




1. Organization and Significant Accounting Policies (Continued)

       Inventories

       Inventories are valued at cost determined on the first-in, first-out basis, not in excess of market. Costs include direct material, labor and manufacturing overhead.


       Property and Equipment

       Property and equipment are recorded at cost. Depreciation for financial statement purposes is computed using the straight-line method based upon the estimated useful lives of the various classes of assets which range from 3 to 50 years for buildings and improvements and from 3 to 10 years for fixtures and equipment.

       Intangible Assets

       Intangible assets include acquired core technologies and assembled work force, the excess of purchase price over net tangible assets of businesses acquired (goodwill) and deferred debt issuance costs. Intangible assets are recorded at cost and amortized over their estimated lives ranging from 5 to 15 years.

       Debt Instruments

       The carrying amounts of the Company's debt instruments approximate their fair values.

       Revenue and Credit Risk

       The Company recognizes product revenues at the time of shipment to the customer. Service revenues are recognized as services are performed. The Company accrues related product return reserves and warranty expenditures at the time of sale. The Company grants credit to its customers based on an evaluation of the customers' financial condition and generally collateral is not required. Credit losses have traditionally been minimal and within management's expectations.

       Net Income Per Share

       Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted net income (loss) per share with basic and diluted net income (loss) per share. Unlike primary net income (loss) per share previously reported by the Company, basic net income
(loss) per share is based only on average common shares outstanding and excludes the dilutive effects of common stock equivalents. Diluted net income (loss) per share is very similar to the previous concept of

                        WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




1. Organization and Significant Accounting Policies (Continued)

fully diluted net income (loss) per share and includes the dilutive effect of common stock equivalents. The Company has no common stock equivalents during the periods presented. Accordingly, basic and diluted net income (loss) per share are the same. All net income (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS 128.

       Stock-Based Compensation

       Effective October 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). SFAS 123 allows companies to either account for stock-based compensation under the new provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has continued accounting for its stock-based compensation in accordance with the provisions of APB 25.

       Derivative Financial Instruments

       The Company uses derivative financial instruments, primarily forward exchange contracts and collars, in the ordinary course of business to mitigate its exposure to changes in foreign currency exchange rates relating to cash, accounts receivable, accounts payable, significant transactions and anticipated future sales denominated in foreign currencies. The terms of these contracts are generally less than one year. The Company also uses interest rate cap agreements to mitigate its exposure to changes in interest rates on variable interest rate debt instruments. The terms of such agreements are generally in excess of one year. The Company's risk management policies prohibit financial instruments to be used for trading purposes. Gains and losses on financial instruments that qualify as hedges of existing assets or liabilities or firm commitments are recognized in income as adjustments of carrying amounts when the hedged transaction occurs. Financial instruments which are not designated as hedges of specific assets, liabilities, firm commitments or anticipated transactions are marked to market and any resulting unrealized gains or losses are recorded in "Other, net" in the accompanying consolidated statements of operations. At September 30, 1998 and 1997, the Company had foreign exchange contracts outstanding in an aggregate notional amount of $25.8 million and $24.7 million, respectively. While it is not the Company's intention to terminate any of these contracts, the estimated fair value of these contracts indicated that termination of the forward currency exchange contracts at September 30, 1998 would have resulted in a loss of $0.6 million and termination at September 30, 1997 would have resulted in a gain of $0.4 million. Due to the volatility of currency exchange rates, these estimated results may or may not be realized. At September 30, 1998 and 1997, the Company had interest rate cap agreements outstanding with notional values of $8.9 million and $8.5 million, respectively, which had carrying values that approximated fair value.

       Recently Issued Accounting Standards

       In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income ("SFAS 130") and SFAS No. 131, Segment Information ("SFAS 131"). In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106 ("SFAS 132"). All three of these standards are effective for fiscal years beginning after December 15, 1997.

                        WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




1. Organization and Significant Accounting Policies (Continued)

       SFAS 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustment, minimum pension accrual, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company intends to adopt SFAS 130 in fiscal 1999 and operating results of prior periods will be reclassified. The Company's only component of other comprehensive income is the foreign currency translation adjustment which is currently reported as part of stockholders' equity.

       Historically, the Company has operated in one business segment; however, SFAS 131 redefines segments and in the future, the Company will be required to disclose certain financial information about operating segments, products, services and geographic areas in which they operate. The Company has not determined how operating segments will be defined for disclosure purposes or which segments will meet the quantitative requirements for disclosure. The adoption of SFAS 131 will have no impact on the Company's future results of operations or financial position. The Company intends to adopt SFAS 131 in fiscal 1999.

       SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain disclosures. The adoption of SFAS 132 will have no impact on the Company's future results of operations. The Company intends to adopt SFAS 132 in fiscal 1999.

       In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement is not expected to have a material impact on the Company's consolidated financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard in fiscal 2000.

2. Financial Statement Details

         Inventories consist of the following:

                                                                         September 30,
                                                                    ------------------------
                                                                       1998        1997
                                                                    ----------- ------------
                                                                    (dollars in thousands)
              Materials..........................................   $  19,217   $  13,805
              Work-in-progress...................................      21,469      15,155
              Finished goods.....................................      34,200      24,008
                                                                    ----------- ------------
                                                                    $  74,886   $  52,968
                                                                    ----------- ------------
                                                                    ----------- ------------

                        WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




2. Financial Statement Details (Continued)

         Property and equipment consists of the following:

                                                                         September 30,
                                                                    ------------------------
                                                                       1998        1997
                                                                    ----------- ------------
                                                                    (dollars in thousands)
              Land...............................................   $   6,073   $   5,572
              Building and improvements..........................      52,699      48,859
              Fixtures and equipment.............................     107,626      86,711
                                                                    ----------- -----------
                                                                      166,398     141,142
              Less: accumulated depreciation.....................     (99,801)    (89,233)
                                                                    ----------- -----------
                                                                    $  66,597   $  51,909
                                                                    ----------- -----------
                                                                    ----------- -----------

         Intangible assets consist of the following:

                                                                         September 30,
                                                                    ------------------------
                                                                       1998        1997
                                                                    ----------- ------------
                                                                    (dollars in thousands)
              Goodwill...........................................   $   69,466    $   815
              Acquired core technologies.........................       90,032        363
              Acquired assembled work force......................        9,069        226
              Other..............................................       23,425     12,242
                                                                    ----------- ------------
                                                                       191,992     13,646
              Less: accumulated amortization.....................      (10,696)    (9,178)
                                                                    ----------- ------------
                                                                    $  181,296    $ 4,468
                                                                    ----------- -----------
                                                                    ----------- -----------

3. Exchange Transaction

       On September 30, 1998, Wavetek and WG consummated the Exchange Transaction whereby the stockholders of WG received 8,317,463 shares of Common Stock of Wavetek valued by an independent appraisal at $38.7 million plus cash of 2.0 million Deutsche marks ($1.2 million) and WG became a subsidiary of Wavetek. In connection with the Exchange Transaction, Wavetek was renamed Wavetek Wandel & Goltermann, Inc. and changed its year-end to September 30 from the Saturday closest to September 30. The Exchange Transaction was accounted for as a purchase of Wavetek by WG. Accordingly, the financial statements of the Company included herein as of any date or for any period prior to September 30, 1998, are the historical financial statements of WG.

       In addition, the historical stockholders' equity of the Company has been retroactively restated to reflect the equivalent number of shares issued in connection with the Exchange Transaction. The accounts and results of operations of Wavetek have been included in the financial statements from September 30, 1998 and reflect purchase price allocations and adjustments.

       The purchase price of Wavetek including expenses of the transaction, was deemed to be $41.5 million and was allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by an

                        WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




3. Exchange Transaction (Continued)

independent valuation. The fair value of assets acquired was $271.1 million, including $56.7 million of goodwill, and liabilities assumed was $229.6 million. The Company allocated $11.8 million of the purchase price to in-process research and development projects that had not reached technological feasibility, which the Company expensed at the date of the Exchange Transaction. Goodwill will be amortized over 15 years.

       In connection with the Exchange Transaction and related restructuring activities, the Company recorded approximately $4.5 million of restructuring and other non-recurring charges in fiscal 1998. This expense included elimination of one duplicate product line, costs of consolidation of certain sales and service operations, accounting and tax consulting charges and severance payments.

4. Acquisitions

       Purchase of the minority interest in Wandel & Goltermann Technologies, Inc.

       During fiscal 1997, the Company's ownership interests in its then publicly-traded U.S. subsidiary, Wandel & Goltermann Technologies, Inc. ("WGTI"), was increased by the repurchases of common shares of WGTI on the open market. The Company's ownership interest was increased from 57% as of September 30, 1996, to 62% as of September 30, 1997. The total purchase cost of shares acquired was $4.5 million and was accounted for as a purchase. The Company allocated $1.4 million of the purchase price to in-process research and development projects that had not reached technological feasibility, which the Company expensed at the date of acquisition. In addition, $1.2 million of the purchase price was allocated to goodwill and other intangibles and is being amortized over five years.

       On September 18, 1998, the Company purchased the remaining outstanding minority interest in WGTI for $15.90 per share, or $32.3 million. The Company allocated $14.3 million of the purchase price to in-process research and development projects that had not reached technological feasibility, which the Company expensed at the date of acquisition. In addition, $11.5 million of the purchase price was allocated to goodwill and other intangibles and is being amortized over five years. In connection with the acquisition of WGTI, the Company incurred non-recurring charges of $4.8 million in fiscal 1998. These costs included $3.4 million of stock option compensation, $0.9 million of severance expenses and $0.5 million of legal and consulting expenses incurred by WGTI.

       In connection with the Company's initial proposal in January 1998 to acquire the outstanding shares of WGTI's common stock for $13.00 in cash, five actions were filed in the Superior Court of Durham County, North Carolina, that alleged breaches of fiduciary duty by the Company and the directors of WGTI. The Company believes the claims made in these actions to be without merit, and the Company intends to defend itself vigorously.

                        WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




4. Acquisitions (Continued)

       Purchase of Switching Test Solutions AG

       In fiscal 1997, the Company purchased 40% of the outstanding capital stock of Switching Test Solutions AG, ("STS") for $2.0 million. The Company allocated $0.3 million of the purchase price to in-process research and development projects that had not reached technological feasibility, which the Company expensed at the date of acquisition. In addition, $0.6 million of the purchase price was allocated to goodwill and other intangibles and is being amortized over five years. This investment was accounted for using the equity method of accounting in fiscal 1997.

       At the beginning of fiscal 1998, the Company purchased the remaining 60% interest in STS for a purchase price of $6.5 million. The Company allocated $1.4 million of the purchase price to in-process research and development projects that had not reached technological feasibility, which the Company expensed at the date of acquisition. In addition, $3.3 million of the purchase price was allocated to goodwill and other intangibles and is being amortized over five years. The accounts and results of STS have been included in the Company's consolidated financial statements from the date of the acquisition of the remaining 60% interest.

       In February 1998, the Company sold 400 shares, or 10%, of the common stock of STS to the new CEO of the Company for a purchase price of $0.8 million, which was paid in April 1998. In connection with this transaction, the CEO and two principal owners and directors of the Company entered into put and call options related to the shares sold to the CEO. In September 1998, the two shareholders exercised the call options and purchased the shares of common stock of STS held by the CEO. Subsequently, the Company purchased these shares from the two principal owners for $0.8 million in cash. The Company allocated $0.1 million of the purchase price to in-process research and development projects that had not reached technological feasibility, which the Company expensed at the date of acquisition. In addition, $0.3 million of the purchase price has been allocated to goodwill and other intangibles and is being amortized over five years.

       Other Acquisitions

       In January 1998, the Company acquired privately-held Tinwald Networking Technologies Inc. (Tinwald), an Ontario Canada-based developer of software analysis tools. Under the terms of the transaction, the Company acquired all of the outstanding common stock of Tinwald for an initial payment of approximately $5.0 million, plus the possibility of contingent payments for up to three years after the acquisition. The Company accounted for the transaction as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by an independent valuation. The fair value of tangible assets acquired was approximately $1.6 million and liabilities assumed was approximately $0.3 million. In addition, approximately $3.9 million of the purchase price was allocated to in-process research and development projects that had not reached technological feasibility, which the Company expensed at the date of the acquisition. The remainder of the purchase price, including expenses related to the purchase, of $0.3 million has been allocated to goodwill and is being amortized over five years.

       In March 1998, the Company acquired the assets of privately held Network Intelligence, Inc. ("NI"), a California-based developer of network performance management software. Under the terms of the transaction, the Company acquired all of the assets of NI for an initial payment of $1.3 million. The Company accounted for the transaction as a purchase.

                        WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




4. Acquisitions (Continued)

The total purchase price of approximately $1.5 million, including expenses related to the purchase, was allocated to in-process research and development projects that had not reached technological feasibility, which the Company expensed at the date of the acquisition.

       The following unaudited pro forma information presents a summary of consolidated results of operations as if the Exchange Transaction and the acquisitions of WGTI, STS, Tinwald and NI had all occurred as of the beginning of each period presented:

                                                                       For the year ended
                                                                          September 30,
                                                                    --------------------------
                                                                       1998          1997
                                                                    ------------ -------------
                                                                     (dollars in thousands)
              Revenues...........................................   $  469,773   $  437,485
              Loss before extraordinary items....................   $  (51,542)  $  (45,781)
              Net loss...........................................   $  (56,053)  $  (50,292)
              Net loss per share.................................   $    (4.25)  $    (3.81)

       The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and other intangible assets. They do not purport to be indicative of the results of operations which would have resulted had the combinations been consummated on the first day of each period presented. In addition, the pro forma results are not intended to be a projection of future results of operations of the consolidated entities.

                        WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




5. Credit Agreements and Long-Term Obligations

       Long-term obligations are as follows:

                                                                                                   September 30,
                                                                                              -----------------------
                                                                                                 1998       1997
                                                                                              ----------- -----------
                                                                                                    (dollars in
                                                                                                     thousands)

           Senior Subordinated Notes; total principal balance due June 15, 2007; interest payable semiannually on June 15 and December 15 at 10 1/8%; guaranteed by the
              Company's U.S. subsidiaries.................................................... $  85,000    $   -

            Term loan payable to banks, paid in full in October 1998.........................    24,000        -

           Term loans payable to banks under Bank Pooling Agreement; payable in quarterly installments through 2011; interest payable at rates set on dates of borrowing ranging from 5.60% to 7.75%; secured by certain inventories, trade receivables, fixed assets and other assets of the Company and the share
              capital of certain subsidiaries................................................    20,906      25,388

           Term loans payable to banks; payable in semi-annual installments through 2007;
              interest ranging from 3.50% to 6.0%; secured by mortgages on certain
              facilities.....................................................................    12,617      16,783

           Credit facilities with banks; interest rates ranging from 5.0% to 10.5%...........     4,735       7,115

            Unsecured non-interest bearing promissory note recorded at present value on issuance date at implied interest rate of 8.1875%; issued in connection with license of technology; payable in six annual installments of $0.8 million
              commencing January 1999........................................................     3,685        -

           Other obligations.................................................................       874       1,089
                                                                                              ----------- -----------
                                                                                                151,817      50,375
           Less current maturities...........................................................   (30,222)    (16,332)
                                                                                              ----------- -----------
           Long-term obligations, less current maturities....................................  $121,595    $ 34,043
                                                                                              ----------- -----------
                                                                                              ----------- -----------

       As of September 30, 1998, the future annual principal payments on long-term obligations outstanding at September 30, 1998, were as follows (in thousands):

           1999...........................      $  30,222
           2000...........................          6,376
           2001...........................          5,032
           2002...........................          6,138
           2003...........................          4,267
           Thereafter.....................         99,782
                                               -------------
                                                $ 151,817
                                               -------------
                                               -------------

                        WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




5. Credit Agreements and Long-Term Obligations (Continued)

       In November 1997, WG and one of its German subsidiaries entered into a collateral pooling agreement with six banks (the "Bank Pooling Agreement"). The Bank Pooling Agreement has an indefinite term, however, may be terminated by either party with a notice period of three months before the end of any calendar quarter, but not before December 31, 1999. The Bank Pooling
Agreement provides for term loans and revolving credit facilities up to a maximum of approximately $116 million at terms and interest rates negotiated at the date of each borrowing. Prior to November 1997, the Company had a similar bank pooling agreement in place. Under the bank pooling agreements, the Company has short-term borrowings outstanding of $59.6 million and $14.2 million at September 30, 1998 and 1997, respectively, which were classified as "Notes payable to banks" in the accompanying consolidated balance sheets. The short-term borrowings bear interest at rates ranging from 2.6% to 6.75% at September 30, 1998. The Bank Pooling Agreement stipulates that if the Company does not complete an initial public offering of its Common Stock by the year 2000, the Company is required to achieve a Total Capital Ratio, as defined, that is acceptable to the banks. The Bank Pooling Agreement is secured by certain inventories, trade receivables, fixed assets and other assets of WG and the share capital of certain of its subsidiaries. At September 30, 1998, approximately $35.8 million is available for borrowing under the Bank Pooling Agreement.

       Prior to the Exchange Transaction, Wavetek had, and following the Exchange Transaction, the Company has $85 million outstanding in aggregate principal amount of Senior Subordinated Notes (the "Notes") issued pursuant to an Indenture (the "Indenture") between the Company and the Bank of New York, as trustee. The Notes bear interest at 101/8%, payable semi-annually on each June 15 and December 15. The total principal balance of the Notes is due June 15, 2007. On or after June 15, 2002, the Notes will be redeemable at the option of the Company, in whole or in part, at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidated damages, if any: 105.063% if redeemed during the twelve-month period beginning on June 15, 2002; 103.375% if redeemed during the twelve-month period beginning on June 15, 2003; 101.688% if redeemed during the twelve-month period beginning on June 15, 2004, and 100% thereafter. Notwithstanding the foregoing, during the first three years following the issue date of the Notes, the Company may redeem up to 331/3% of the aggregate principal amount of the Notes with the proceeds of one or more Public Equity Offerings (as defined in the Indenture) at a redemption price of 110.125% of the principal amount thereof, in each case plus accrued and unpaid interest and liquidated damages, if any. The Notes are guaranteed on a senior subordinated basis by the Company's current and future subsidiaries in the United States. The Indenture requires the Company to comply with various affirmative and negative covenants. The Company was in compliance with all such covenants at September 30, 1998.

       Also in connection with the Exchange Transaction, the Company's financial statements include the New Credit Agreement (the "New Credit Agreement") with a group of five lending banks (the "Lenders") including DLJ Capital Funding, Inc. as Syndication Agent and Fleet National Bank as Administrative Agent. The Company had $24.0 million outstanding under the term facility and $4.8 million outstanding under the revolving credit facility at September 30, 1998.

                        WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




5. Credit Agreements and Long-Term Obligations (Continued)

All borrowings under the New Credit Agreement were repaid in full on October 2, 1998. Accordingly, all such amounts were classified as current liabilities in the accompanying consolidated balance sheet as of September 30, 1998. Borrowings outstanding under the New Credit Agreement at September 30, 1998 were refinanced with the proceeds of unsecured short-term loans from two German banks, aggregating $29.7 million, received September 30, 1998. These short-term loans bear interest at rates ranging from 5.0625% to 6.7%, are due January 4, 1999 and were classified as "Notes payable to banks" in the accompanying consolidated balance sheet as of September 30, 1998. The cash proceeds were invested upon receipt on September 30, 1998 in cash equivalents pending the repayment of the New Credit Agreement. Management is currently negotiating the terms of a new long-term credit facility, which it intends to draw upon to repay the short-term loans upon their maturity in January 1999.

       Certain of the Company's foreign subsidiaries have agreements with banks providing for short-term revolving advances and overdraft facilities in an aggregate total amount of approximately $24.4 million. At September 30, 1998 and 1997, aggregate amounts of $19.0 million and $21.7 million, respectively, had been borrowed under these facilities. Revolving borrowings under these agreements bear interest at variable rates ranging from 3.578% to 9% as of September 30, 1998. Certain of these bank agreements also provide for long-term borrowings and are generally secured by the assets of the local subsidiary and the guarantee of the Company. Most of these agreements do not have stated expiration dates, but are cancelable by the banks at any time. In addition, these bank agreements provide for issuance of letters of credit and bank guarantees in an aggregate total amount of approximately $10.5 million. At September 30, 1998, the Company was contingently liable for outstanding letters of credit and bank guarantees aggregating $3.2 million.

       Borrowings under all of the Company's revolving bank agreements have been classified as "Notes payable to banks" in the accompanying consolidated balance sheets due to the short-term nature of the revolving advances taken under these agreements.

       At September 30, 1998 and 1997, the Company had unsecured notes payable to stockholders of $12.3 million and $7.7 million, respectively. These obligations bear interest at 7.75%, payable quarterly, and are due at the earlier of an initial public offering of the Company's Common Stock or September 30, 2000. In addition, each stockholder has the right to call outstanding obligations in part or in total at the end of each fiscal year with nine months notice. The Company recorded interest expense related to these obligations of $0.8 million in fiscal 1998 and $0.9 million in each of fiscal 1997 and 1996.

6. Retirement Benefits

       Defined Contribution Plans

       In certain countries the Company's employees participate in Company sponsored defined contribution plans. Contributions by the Company to these Plans were $0.8 million in fiscal 1998 and $0.7 million in each of fiscal 1997 and 1996.

       Defined Benefit Plans

       For those Company employees participating in defined benefit plans, benefits are generally based upon years of service and compensation or stated amounts for each year of service.

                        WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




6. Retirement Benefits (Continued)

       The components of net pension expense for the Company's defined benefit plans are (in thousands):

                                                                          For the year ended September 30,
                                                                    ----------------------------------------------
                                                                         1998            1997           1996
                                                                    --------------- --------------  --------------
              Service cost........................................      $3,304          $1,338         $ 1,754
              Interest cost.......................................       2,797           2,774           2,899
              Return on plan assets...............................        (915)           (704)         (1,154)
                                                                    --------------- --------------  --------------
              Pension expense.....................................      $5,186          $3,408         $ 3,499
                                                                    --------------- --------------  --------------
                                                                    --------------- --------------  --------------

       The funded status of the Company's major pension plans and the amounts recognized in the Company's consolidated balance sheet are as follows (in thousands):

                                                                        September 30, 1998         September 30, 1997
                                                                     -------------------------- --------------------------
                                                                     Plan assets  Accumulated   Plan assets  Accumulated
                                                                        exceed      benefits      exceed       benefits
                                                                     accumulated     exceed     accumulated     exceed
                                                                       benefits   plan assets    benefits     plan assets
                                                                     ------------ ------------- ------------ -------------
              Actuarial present value of benefit obligations:
                  Vested benefit obligation........................    $ 9,870      $41,652      $ 8,032      $33,703
                  Non-vested benefit obligation....................        -          1,220          -          1,014
                                                                     ------------ ------------- ------------ -------------
              Accumulated benefit obligation.......................      9,870       42,872        8,032       34,717
              Effect of projected future compensation levels.......        208           64          161           32
                                                                     ------------ ------------- ------------ -------------
              Projected benefit obligation.........................     10,078       42,936        8,193       34,749
              Plan assets at fair value............................    (10,861)         -        (10,123)         -
              Unrecognized prior service costs and
                  net gain (loss)..................................     (1,243)      (2,945)         -            -
                                                                     ------------ ------------- ------------ -------------
              Accrued pension liabilities (prepaid pension costs)..    $(2,026)     $39,991      $(1,930)     $34,749
                                                                     ------------ ------------- ------------ -------------
                                                                     ------------ ------------- ------------ -------------

       The key economic assumptions used in the actuarial calculations are as follows:

                                                                          1998            1997            1996
                                                                     -------------- ---------------- ---------------
              Discount rate........................................       6.25%        6.5%-7.0%          6.5%
              Rate of increase in compensation levels..............    3.5 - 4.25%     4.5%-5.0%          4.5%
              Expected long-term rate of return on assets..........       7.5%            8.5%            8.5%

       Assets of the various plans consist primarily of managed funds that have underlying investments in stocks and bonds. The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law in each country.

                        WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




7. Lease Commitments

       The Company rents certain facilities under operating leases. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased property. Certain leases include renewal options and/or options to purchase the leased property. The Company also rents equipment and other facilities on a month-to-month basis. Total rent expense was $5.8 million for fiscal 1998, $4.4 million for fiscal 1997 and $3.8 million for fiscal 1996.

       In 1991, Wavetek entered into a sale/leaseback arrangement for its San Diego manufacturing facility with an affiliate of a major stockholder. The lease runs through June 2006 with the minimum annual rental of $0.6 million, subject to annual consumer price index adjustments. The original gain on the transaction was deferred and is being amortized over the original ten-year lease term.

       The Company's U.S. corporate headquarters and the office and manufacturing facilities of two of the Company's U.S. subsidiaries are leased from a partnership affiliated with certain major stockholders of the Company. Under these leases, which expire on September 30, 2005 and 2010, annual rent of $1.2 million is payable in monthly installments and is adjusted annually for changes in the consumer price index.

       At September 30, 1998, the annual future minimum lease payments under noncancelable operating leases and the future minimum annual lease receipts under noncancelable subleases are as follows:

                                                                       Lease         Lease
                                                                      Payments      Receipts
                                                                    ------------- -------------
                                                                      (dollars in thousands)
              1999...............................................     $  9,225        $  542
              2000...............................................        7,005           263
              2001...............................................        5,895           213
              2002...............................................        3,679           222
              2003...............................................        3,019            37
              Later years........................................       16,645           -
                                                                    ------------- -------------
              Total minimum lease payments.......................     $ 45,468        $1,277
                                                                    ------------- -------------
                                                                    ------------- -------------

8. Stockholders' Equity

       In September 1998, the Company increased its authorized capital stock to 55,000,000 shares, of which 50,000,000 shares were designated as Common Stock and 5,000,000 shares were designated as Preferred Stock. Previously, the Company had authorized capital stock of 15,000,000, all of which was designated as Common Stock. All authorized shares have a par value of $.01 per share. No Preferred Stock has been issued by the Company.

       In fiscal 1998, the Company declared dividends of $3.6 million of which $2.0 million was paid in cash, $0.7 million was paid as a decrease to notes receivable from related parties and $0.9 million was paid as an increase to long-term obligations to related parties. In fiscal 1997, the Company declared dividends of $2.0 million of which $1.2 million was paid in cash, $0.4 million was paid as a decrease to notes receivable from related parties and $0.4 million was paid as an increase to long-term obligations to related parties.

                        WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




8. Stockholders' Equity (Continued)

       Prior to the Exchange Transaction, Wavetek had, and following the Exchange Transaction, the Company has 513,298 options outstanding under the Company's Amended and Restated Stock Option Plan ("the Stock Option Plan") at prices ranging from $1.25 to $17.91 per share and which expire through 2008. Under the Stock Option Plan, options to purchase an aggregate of up to 1,320,232 shares of Common Stock may be issued at an exercise price equal to the fair value of the shares at the date of grant. Options generally vest and become exercisable over a period not to exceed five years.

       A summary of stock option transactions is as follows:

                                                                                    Weighted
                                                                                    Average
                                                                    Shares       Exercise Price
                                                                 --------------  ---------------
              Outstanding at September 30, 1997................        -               -
                  Options of Wavetek...........................     513,298          $10.48
                  Granted......................................        -                -
                  Canceled.....................................        -                -
                  Exercised....................................        -                -
                                                                 --------------
              Outstanding at September 30, 1998................     513,298          $10.48
                                                                 --------------
                                                                 --------------

       As of September 30, 1998, options to purchase 194,696 shares, were exercisable and 766,934 shares are available for future grant under the Stock Option Plan.

       Exercise prices and weighted average remaining contractual lives for the options outstanding under the Stock Option Plan as of September 30, 1998 are as follows:

                          Options Outstanding                               Options Exercisable
---------------------------------------------------------------------- ------------------------------
                                           Weighted
                                           Average
                          Number of       Remaining        Weighted      Number of       Weighted
                           Options       Contractual       Average        Options        Average
   Exercise Prices       Outstanding     Life (Years)   Exercise Price  Exercisable   Exercise Price
---------------------- ----------------- ------------- --------------- -------------- ---------------
    $1.25 - $2.57          123,250            4.9          $  1.72          95,750        $  1.48
    $5.21 - $12.50         158,000            6.9          $  6.41          57,250        $  6.96
        $17.91             232,048            8.9          $ 17.91          41,696        $ 17.91
                       -----------------                                -------------
                           513,298                                         194,696
                       -----------------                                -------------
                       -----------------                                -------------

       SFAS 123 requires pro forma information to be disclosed regarding the amount of net income determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. For the purpose of determining such pro forma net income, the fair value of these options was estimated as of the date of grant using the minimum value method provided for in SFAS 123 with the following assumptions for 1998: risk-free interest rate of 6%, no annual dividends and an expected option life of five years. The effect of applying the minimum value method of SFAS 123 to options granted in 1998 did not result in pro forma net income amounts that are materially different from amounts reported. Accordingly, no such pro forma information is presented herein.

                        WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




9. Income Taxes

       The provision (credit) for income taxes is comprised as follows:

                                                                                Years ended September 30,
                                                                            ----------------------------------
                                                                               1998        1997        1996
                                                                            ------------- ---------- ---------
                                                                                 (dollars in thousands)
              Federal:
                  Current..................................................    $ (866)     $ (123)   $ 1,100
                  Deferred.................................................    (2,151)         57        780
                                                                            ------------- ---------- ---------
                                                                               (3,017)        (66)     1,880
                                                                            ------------- ---------- ---------
              State:
                  Current..................................................       -            73        241
                  Deferred.................................................       -            (7)        87
                                                                            ------------- ---------- ---------
                                                                                  -            66        328
                                                                            ------------- ---------- ---------
              Foreign:
                  Current..................................................     5,429       2,812      3,245
                  Deferred.................................................     4,129       4,550     (5,703)
                                                                            ------------- ---------- ---------
                                                                                9,558       7,362     (2,458)
                                                                            ------------- ---------- ---------
                Total provision (credit) for income taxes..................    $6,541      $7,362    $  (250)
                                                                            ------------- ---------- ---------
                                                                            ------------- ---------- ---------

       The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax provision (credit) is as follows:

                                                                                Years ended September 30,
                                                                            ----------------------------------
                                                                              1998        1997        1996
                                                                            ---------- ----------- -----------
              Federal income tax at statutory rate.........................   (35)%         35%        35%
              State income taxes, net of federal tax benefit...............     -            1          5
              Foreign tax rate differential................................     6           10        (30)
              Benefit from foreign sales corporation.......................     -           (1)        (5)
              Acquired in-process research and development and amortization
                 of goodwill...............................................    46          -           -
              Other, net...................................................    (2)          (1)        (5)
              Write-down of investments in subsidiaries for which
                 benefits were not previously recognized...................     -          -          (42)
                                                                            ---------- ----------- -----------
                                                                               15           44        (42)
              Changes in valuation allowance...............................    10            6         38
                                                                            ---------- ----------- -----------
              Effective income tax rate....................................    25%          50%        (4)%
                                                                            ---------- ----------- -----------
                                                                            ---------- ----------- -----------

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1998 and 1997 are set forth in the following table.

                       WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9. Income Taxes (Continued)

       The significant components of deferred tax assets and liabilities at September 30, result from:

                                                                                1998          1997
                                                                            ------------- -------------
                                                                               (dollars in thousands)
              Deferred tax assets:
                Inventories................................................   $ 6,845        $  5,734
                Accrued and unpaid expenses................................     6,508           1,905
                Property, plant and equipment..............................     1,138           1,599
                Intangible assets..........................................     3,089           2,543
                Pension plans..............................................     3,253           2,308
                Tax credit carryforwards...................................     3,179           1,541
                Net operating loss carryforwards...........................    24,707          23,377
                Other......................................................       946             890
                                                                            ------------- -------------
              Total deferred tax assets....................................    49,665          39,897
              Deferred tax liabilities:
                Intangible assets..........................................   (39,736)            -
                Property, plant and equipment..............................    (1,480)           (855)
                Pension plans..............................................    (1,551)           (591)
                Other......................................................      (233)           (717)
                                                                            ------------- -------------
              Deferred tax liabilities.....................................   (43,000)         (2,163)
                                                                            ------------- -------------
              Valuation allowance..........................................   (15,152)        (10,889)
                                                                            ------------- -------------
              Net deferred tax assets (liabilities)........................   $(8,487)       $ 26,845
                                                                            ------------- -------------
                                                                            ------------- -------------



       As of September 30, 1998, the Company's German subsidiaries had net operating loss carryforwards of approximately $24 million which can be used indefinitely. The Company's U.S. subsidiaries had net operating loss carryforwards of approximately $7.7 million and tax credit carryforwards of approximately $3.2 million which can be used through 2015, subject to certain restrictions on amounts which may be used in each year. The Company's French subsidiaries had net operating loss carryforwards of approximately $7.2 million which expire at various dates during the next four years.

       The Company establishes valuation allowances in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Management believes sufficient uncertainty exists regarding the realizability of deferred tax assets that a valuation allowance is required. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

                       WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10. Geographic Information

       The Company operates in a single industry segment: the design, manufacture and distribution of electronic test equipment and measurement tools. In the table below, net sales, income (loss) before provision (credit) for income taxes and total assets are reported based on the location of the Company's facilities. Intercompany transfers are made at arm's length between the various geographic areas.

                                                                              Years ended September 30,
                                                                       ----------------------------------------
                                                                         1998          1997          1996
                                                                     ------------- ------------- -------------
                                                                              (dollars in thousands)
Net sales:
   Europe.........................................................     $ 176,437    $ 148,037      $128,810
   Canada, Mexico, Central and South America......................        69,725       62,922        42,837
   Asia-Pacific...................................................        44,258       40,417        34,870
   United States..................................................        37,468       30,511        36,467
                                                                     ------------- ------------- -------------
Consolidated net sales............................................     $ 327,888    $ 281,887      $242,984
                                                                     ------------- ------------- -------------
                                                                     ------------- ------------- -------------
Income before provision (credit) for income taxes and minority interest in income (loss):
   Europe.........................................................     $  14,871    $  28,056      $  8,275
   Canada, Mexico, Central and South America......................           131        1,668           482
   Asia-Pacific...................................................           864         (203)          525
   United States..................................................       (38,495)      (1,329)        5,870
   Eliminations...................................................        (3,193)     (13,587)       (8,772)
                                                                     ------------- ------------- -------------
Consolidated income before provision (credit) for income
   taxes and minority interest in income (loss)...................     $ (25,822)   $  14,605      $  6,380
                                                                     ------------- ------------- -------------
                                                                     ------------- ------------- -------------
Total Assets:
   Europe.........................................................     $ 515,203    $ 364,722      $396,174
   Canada, Mexico, Central and South America......................        26,174       12,786        15,213
   Asia-Pacific...................................................        14,341       14,095        10,418
   United States and Canada.......................................       265,722       42,432        37,411
   Eliminations...................................................      (334,295)    (211,827)     (223,281)
                                                                     ------------- ------------- -------------
Consolidated total assets.........................................     $ 487,145    $ 222,208      $235,935
                                                                     ------------- ------------- -------------
                                                                     ------------- ------------- -------------

                       WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Litigation and Other Claims

       The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. It is management's opinion that the likely outcome of any such proceedings and claims would not have a material adverse effect on the Company's future results of operations or financial position.

       A matter is pending in the United States District Court for the Southern District of Indiana, involving a claim by Trilithic, Inc. ("Trilithic") that certain products of the Company infringe Trilithic's patent on a radio frequency leakage detection system for a cable network system. Trilithic seeks injunctive and unspecified monetary relief, including enhanced damages for alleged willful infringement. The product line potentially affected by this claim, and by a second patent that has been issued to Trilithic subsequent to the filing of the lawsuit, had fiscal 1998 sales of approximately $6.3 million. Trilithic's complaint, which was served on the Company in March 1997, was the first notice to the Company of Trilithic's patent. This litigation is ongoing and in the event the outcome of the litigation is not favorable, the Company could be required to: (1) redesign existing or future products so that they do not use the rights covered by Trilithic's patent; (2) negotiate licenses from Trilithic to avoid such redesign; (3) withdraw existing products or not introduce future products that are covered by those patent rights and (4) pay Trilithic damages for any infringement since March 1997. It is management's opinion that the outcome of this matter, net of amounts currently accrued, will not have a material adverse effect on the Company's results of operations or financial position.

       In December 1998, the Company received a letter from counsel for certain beneficial owners of the Company's 10 1/8 % Senior Subordinated Notes due 2007 (the "Notes") alleging that, as a result of the Exchange Transaction, a "Change of Control" under the indenture governing such notes (the "Indenture") has occurred and, because the Company has failed to make an offer to purchase the Notes, that an Event of Default under the Indenture has occurred. The Company believes that the Exchange Transaction did not result in a Change of Control under the Indenture and that the Company was not required to make an offer to purchase the Notes.

12. Supplemental Condensed Consolidating Financial Data

       The Company's payment obligations under the Notes are guaranteed by all of the Company's current and future domestic subsidiaries (collectively, the "Subsidiary Guarantors"). WGTI and Wandel & Goltermann ATE Systems, Inc., which became legal Subsidiary Guarantors upon completion of the Exchange Transaction, are shown as Subsidiary Guarantors for all periods presented. Wavetek U.S. Inc. and its subsidiary, Digital Transport Systems, Inc., are also included in the balance sheet as of September 30, 1998 as a result of the Exchange Transaction. Such guarantees are full and unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has deemed that they would not be material to investors. The following supplemental condensed consolidating financial data sets forth, on an unconsolidated basis, balance sheets, statements of operations and statements of cash flows data for
(i) the Company (Wavetek Wandel & Goltermann, Inc., formerly Wavetek Corporation, the legal obligor under the Notes), (ii) the current Subsidiary Guarantors and (iii) the Company's foreign subsidiaries (the "Foreign Subsidiaries"). The supplemental financial data reflects the investments of the Company in the Subsidiary Guarantors and the Foreign Subsidiaries using the equity method of accounting.

                       WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12. Supplemental Condensed Consolidating Financial Data (Continued)

                          Consolidating Balance Sheets
                            As of September 30, 1998
                             (dollars in thousands)

                                                      Wavetek
                                                     Wandel &
                                                    Goltermann,   Subsidiary      Foreign
                                                       Inc.       Guarantors    Subsidiaries  Eliminations    Consolidated
                                                   ------------- -------------- ------------- -------------- ---------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...................... $       19      $  31,143    $     4,382   $       -         $ 35,544
   Accounts receivable (less allowance for
     doubtful accounts of $4,432).................      8,710         26,166         81,907       (24,502)        92,281
   Inventories....................................         -          18,033         59,942        (3,089)        74,886
   Deferred income taxes..........................      3,592          4,408          9,095           -           17,095
   Other current assets...........................      1,244          1,884          9,608           -           12,736
                                                   ------------- -------------- ------------- -------------- ---------------
Total current assets..............................     13,565         81,634        164,934       (27,591)       232,542
Property and equipment, net.......................      1,611          8,015         56,971           -           66,597
Intangible assets, net............................      6,755        111,588         62,953           -          181,296
Investment in subsidiaries........................    146,191            -           29,932      (176,123)           -
Other assets......................................        213          2,763          3,794           (60)         6,710
                                                   ------------- -------------- ------------- --------------- --------------
Total assets...................................... $  168,335      $ 204,000    $   318,584   $  (203,774)      $487,145
                                                   ------------- -------------- ------------- --------------- --------------
                                                   ------------- -------------- ------------- --------------- --------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks......................... $   34,463      $     373    $    78,249   $       -         $113,085
   Trade accounts payable.........................      2,805         20,322         35,845       (21,360)        37,612
   Accrued compensation...........................        714          5,478         19,715           -           25,907
   Income taxes payable...........................    (10,839)         9,978          6,817                        5,956
   Other current liabilities......................      3,683          8,967         30,397        (1,788)        41,259
   Current maturities of long-term obligations....     24,000            741          5,481           -           30,222
   Current maturities of long-term obligations to
     related parties..............................         -             -           12,335           -           12,335
                                                   ------------- -------------- ------------- --------------- --------------
Total current liabilities.........................     54,826         45,859        188,839       (23,148)       266,376
Long-term obligations, less current maturities....     85,000          4,299         33,711        (1,415)       121,595
Pension liabilities...............................         -              -          39,991           -           39,991
Deferred taxes....................................        229         21,908          3,445           -           25,582
Other non-current liabilities.....................        245          2,142          3,179           -            5,566
Commitments and contingencies.....................
Stockholders' equity:
   Common stock...................................        132             -             -             -              132
   Additional paid-in capital.....................     75,569        163,580         78,206      (241,786)        75,569
   Accumulated deficit............................    (57,645)       (33,762)       (38,766)       72,528        (57,645)
   Foreign currency translation adjustments.......      9,979            (26)         9,979        (9,953)         9,979
                                                   ------------- -------------- ------------- --------------- --------------
Total stockholders' equity........................     28,035        129,792         49,419      (179,211)        28,035
                                                   ------------- -------------- ------------- --------------- --------------
Total liabilities and stockholders' equity........ $  168,335      $ 204,000    $   318,584   $  (203,774)      $487,145
                                                   ------------- -------------- ------------- --------------- --------------
                                                   ------------- -------------- ------------- --------------- --------------


                       WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12. Supplemental Condensed Consolidating Financial Data (Continued)

                          Consolidating Balance Sheets
                            As of September 30, 1997
                             (dollars in thousands)

                                                      Wavetek
                                                     Wandel &
                                                    Goltermann,  Subsidiary   Foreign
                                                       Inc.      Guarantors   Subsidiaries Eliminations   Consolidated
                                                   ------------ ------------- ----------- -------------- ---------------
                                                        ASSETS
Current assets:
   Cash and cash equivalents......................    $    -       $13,401      $  4,499     $ (8,500)     $   9,400
   Accounts receivable (less allowance for
     doubtful accounts of $1,938).................         -        11,075        48,681       (6,266)        53,490
   Inventories....................................         -         8,848        48,305       (4,185)        52,968
   Notes receivable from related parties..........         -           -           7,070       (1,355)         5,715
   Deferred income taxes..........................         -         1,448        10,139          -           11,587
   Other current assets...........................         -         2,301         8,198          -           10,499
                                                   ------------ ------------- ----------- -------------- ---------------
Total current assets..............................         -        37,073       126,892      (20,306)       143,659
Property and equipment, net.......................         -         3,320        48,589          -           51,909
Intangible assets, net............................         -         2,039         2,429          -            4,468
Investment in subsidiaries........................         -           -          20,576      (20,576)           -
Deferred income taxes.............................         -           -          15,258          -           15,258
Other assets......................................         -           -           6,914                       6,914
                                                   ------------ ------------- ----------- -------------- ---------------
Total assets......................................    $    -       $42,432    $  220,658    $ (40,882)     $ 222,208
                                                   ------------ ------------- ----------- -------------- ---------------
                                                   ------------ ------------- ----------- -------------- ---------------

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks.........................    $    -       $   -        $ 35,833    $     -        $  35,833
   Trade accounts payable.........................         -         4,451        32,300      (14,766)        21,985
   Accrued compensation...........................         -         1,487        13,345          -           14,832
   Income taxes payable...........................         -           -           3,768          -            3,768
   Other current liabilities......................         -         3,042        16,762          -           19,804
   Current maturities of long-term obligations....         -           -          16,332          -           16,332
   Current maturities of long-term obligations to
     related parties..............................         -           -             808          -              808
                                                   ------------ ------------- ----------- -------------- ---------------
Total current liabilities.........................         -         8,980       119,148      (14,766)       113,362
Long-term obligations, less current maturities....         -         1,355        34,043       (1,355)        34,043
Long-term obligations to related parties, less
   current maturities.............................         -           -           6,885          -            6,885
Pension liabilities...............................         -           -          34,749          -           34,749
Other liabilities.................................         -           -           3,041          -            3,041
Commitments and contingencies.....................
Minority interest.................................         -           -             -         11,521         11,521
Stockholders' equity:
   Common stock...................................         -           -              83          -               83
   Additional paid-in capital.....................         -        30,479        33,435      (30,479)        33,435
   Retained earnings (accumulated deficit)........         -         1,618       (22,600)      (5,803)       (26,785)
   Foreign currency translation adjustments.......         -           -          11,874          -           11,874
                                                   ------------ ------------- ----------- -------------- ---------------
Total stockholders' equity........................         -        32,097        22,792      (36,282)        18,607
                                                   ------------ ------------- ----------- -------------- ---------------
Total liabilities and stockholders' equity........    $    -       $42,432    $  220,658    $ (40,882)     $ 222,208
                                                   ------------ ------------- ----------- -------------- ---------------
                                                   ------------ ------------- ----------- -------------- ---------------

                       WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12. Supplemental Condensed Consolidating Financial Data (Continued)

                     Consolidating Statements of Operations
                      For the Year Ended September 30, 1998
                             (dollars in thousands)

                                                      Wavetek
                                                     Wandel &
                                                    Goltermann,   Subsidiary      Foreign
                                                       Inc.       Guarantors    Subsidiaries  Eliminations   Consolidated
                                                   ------------- -------------- ------------- -------------- --------------

Net sales..........................................$      -         $ 59,261      $ 305,916      $ (37,289)    $ 327,888
Cost of goods sold.................................       -           32,278        137,680        (39,095)      130,863
                                                   ------------- -------------- ------------- -------------- --------------
Gross margin.......................................       -           26,983        168,236          1,806       197,025
Operating expenses:                                       -                                           -
   Marketing and selling...........................       -           17,181         78,157           -           95,338
   Research and development........................       -           13,891         33,839           -           47,730
   General and administrative......................       -            5,281         20,738           -           26,019
   Acquired in-process research and development....       -           24,342          8,583           -           32,925
   Provisions for restructuring and other
     non-recurring charges.........................       -            4,820          4,549           -            9,369
                                                   ------------- -------------- ------------- -------------- --------------
                                                          -           65,515        145,866           -          211,381
                                                   ------------- -------------- ------------- -------------- --------------
Operating income (loss)............................       -          (38,532)        22,370          1,806       (14,356)
Non-operating income (expense):                           -
   Interest income.................................       -              351            807           (181)          977
   Interest expense................................       -             (181)        (7,629)           181        (7,629)
   Other, net......................................       -             (133)        (4,681)          -           (4,814)
                                                   ------------- -------------- ------------- -------------- --------------
                                                          -               37        (11,503)          -          (11,466)
                                                   ------------- -------------- ------------- -------------- --------------
Income (loss) before provision (credit) for income
   taxes and minority interest in income (loss)....       -          (38,495)        10,867          1,806       (25,822)
Provision (credit) for income taxes................       -           (3,017)         9,558           -            6,541
Minority interest in income (loss).................       -                             124         (5,220)       (5,096)
                                                   ------------- -------------- ------------- -------------- --------------
Net income (loss)..................................$      -         $(35,478)     $   1,185     $    7,026     $ (27,267)
                                                   ------------- -------------- ------------- -------------- --------------
                                                   ------------- -------------- ------------- -------------- --------------

                       WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12. Supplemental Condensed Consolidating Financial Data (Continued)

                     Consolidating Statements of Operations
                      For the Year Ended September 30, 1997
                             (dollars in thousands)

                                                  Wavetek
                                                  Wandel &
                                                Goltermann,    Subsidiary     Foreign
                                                    Inc.       Guarantors   Subsidiaries   Eliminations    Consolidated
                                                ------------- ------------- ------------- --------------- ---------------

Net sales......................................    $   -         $61,302     $ 258,945      $ (38,360)      $ 281,887
Cost of goods sold.............................        -          27,311       125,944        (39,443)        113,812
                                                ------------- ------------- ------------- --------------- ---------------
Gross margin...................................        -          33,991       133,001          1,083         168,075

Operating expenses:
   Marketing and selling.......................        -          15,870        66,817            -            82,687
   Research and development....................        -          12,510        24,812            -            37,322
   General and administrative..................        -           5,324        20,285            -            25,609
   Acquired in-process research
     and development...........................        -           1,401           342            -             1,743
                                                ------------- ------------- ------------- --------------- ---------------
                                                       -          35,105       112,256            -           147,361
                                                ------------- ------------- ------------- --------------- ---------------
Operating income (loss)........................        -          (1,114)       20,745          1,083          20,714
Non-operating income (expense):
   Interest income.............................        -             639         1,094           (123)          1,610
   Interest expense............................        -            (123)       (8,509)           123          (8,509)
   Other, net..................................        -            (217)        1,007            -               790
                                                ------------- ------------- ------------- --------------- ---------------
                                                       -             299        (6,408)           -            (6,109)
                                                ------------- ------------- ------------- --------------- ---------------
Income (loss) before provision for income
   taxes and minority interest in income.......        -            (815)       14,337          1,083          14,605
Provision for income taxes.....................        -             -           7,362            -             7,362
Minority interest in income....................        -             -            -               185             185
                                                ------------- ------------- ------------- --------------- ---------------
Net income (loss)..............................    $   -         $  (815)    $   6,975      $     898       $   7,058
                                                ------------- ------------- ------------- --------------- ---------------
                                                ------------- ------------- ------------- --------------- ---------------

                       WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Supplemental Condensed Consolidating Financial Data (Continued)

                     Consolidating Statements of Operations
                      For the Year Ended September 30, 1996
                             (dollars in thousands)


                                             Wavetek Wandel
                                              & Goltermann,    Subsidiary       Foreign
                                                  Inc.          Guarantors     Subsidiaries    Eliminations    Consolidated
                                             --------------- --------------- --------------- --------------- ---------------

Net sales...................................      $  -           $ 62,433      $ 215,011        $ (34,460)      $ 242,984
Cost of goods sold..........................         -             25,531        106,724          (33,789)         98,466
                                             --------------- --------------- --------------- --------------- ---------------
Gross margin................................         -             36,902        108,287             (671)        144,518

Operating expenses:
   Marketing and selling....................         -             14,701         54,237              -            68,938
   Research and development.................         -             10,994         23,534              -            34,528
   General and administrative...............         -              5,419         21,584              -            27,003
   Acquired in-process research
     and development........................         -                362            -                -               362
                                             --------------- --------------- --------------- --------------- ---------------
                                                     -             31,476         99,355              -           130,831
                                             --------------- --------------- --------------- --------------- ---------------
Operating income............................         -              5,426          8,932             (671)         13,687
Non-operating income (expense):                      -
   Interest income..........................         -                350            979             (157)          1,172
   Interest expense.........................         -               (157)        (9,340)             157          (9,340)
   Other, net...............................         -               (104)           965              -               861
                                             --------------- --------------- --------------- --------------- ---------------
                                                     -                 89         (7,396)             -            (7,307)
                                             --------------- --------------- --------------- --------------- ---------------
Income before provision (credit) for income
   taxes and minority interest in income....         -              5,515          1,536             (671)          6,380
Provision (credit) for income taxes.........         -              2,208         (2,458)             -              (250)
Minority interest in income.................         -               -               -              2,273           2,273
                                             --------------- --------------- --------------- --------------- ---------------
Net income..................................      $  -           $  3,307        $ 3,994        $  (2,944)      $   4,357
                                             --------------- --------------- --------------- --------------- ---------------
                                             --------------- --------------- --------------- --------------- ---------------

                       WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



12. Supplemental Condensed Consolidating Financial Data (Continued)
                Condensed Consolidating Statements of Cash Flows
                      For the Year Ended September 30, 1998
                             (dollars in thousands)

                                                    Wavetek
                                                    Wandel &
                                                  Goltermann,    Subsidiary     Foreign
                                                      Inc.       Guarantors   Subsidiaries  Eliminations    Consolidated
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash provided by (used in) operating
   activities....................................      $ -        $(7,100)      $ 20,522        $8,500        $21,922
Investing activities
Purchases of businesses, net of cash acquired....        -        (39,182)        (6,025)           -         (45,207)
Cash acquired in connection with the Exchange
   Transaction...................................       19         30,438            872            -          31,329
Purchase of short-term investments, available
   for sale......................................        -        (41,100)           -              -         (41,100)
Sale of short-term investments, available for
   sale..........................................        -         41,100            -              -          41,100
Purchase of property, equipment and
   intangibles...................................        -         (1,779)        (8,637)           -         (10,416)
Other investing activities.......................        -             302         6,416            -           6,718
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash provided by (used in) investing
   activities....................................       19        (10,221)        (7,374)           -         (17,576)
Financing activities
Proceeds from revolving lines of credit and
   long-term obligations.........................        -          1,455         54,786            -          56,241
Principal payments on revolving lines of credit
   and long-term obligations.....................        -         (1,087)       (34,560)           -         (35,647)
Capital contributions from the Company to
   subsidiaries..................................        -         34,695        (34,695)           -               -
Cash dividends paid to stockholders                      -             -          (2,043)           -          (2,043)
Other financing activities.......................        -             -           3,106            -           3,106
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash provided by (used in) financing
   activities....................................        -         35,063        (13,406)           -          21,657
Effect of exchange rate changes on cash and
   cash equivalents..............................        -             -             141            -             141
                                                  ------------- ------------- ------------- -------------- ---------------
Increase (decrease) in cash and cash   equivalents
                                                        19         17,742           (117)        8,500         26,144
Cash and cash equivalents at beginning of year...        -         13,401          4,499        (8,500)         9,400
                                                  ------------- ------------- ------------- -------------- ---------------
Cash and cash equivalents at end of year.........      $19        $31,143       $  4,382        $  -          $35,544
                                                  ------------- ------------- ------------- -------------- ---------------
                                                  ------------- ------------- ------------- -------------- ---------------

                       WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12. Supplemental Condensed Consolidating Financial Data (Continued)

                Condensed Consolidating Statements of Cash Flows
                      For the Year Ended September 30, 1997
                             (dollars in thousands)

                                                    Wavetek
                                                    Wandel &
                                                  Goltermann,    Subsidiary     Foreign
                                                      Inc.       Guarantors   Subsidiaries  Eliminations    Consolidated
                                                  ------------- ------------- ------------- -------------- ---------------

Net cash provided by operating activities........    $   -         $3,411       $ 22,602       $(8,500)        $17,513
Investing activities
Purchase of businesses, net of cash acquired.....                                 (6,658)                       (6,658)
Purchase of short-term investments, available
   for sale......................................         -       (76,160)           -              -          (76,160)
Proceeds from sale of short-term investments,
   available  for sale...........................         -        76,160            -              -           76,160
Purchase of property, equipment and
   intangibles...................................        -         (1,728)        (7,628)           -           (9,356)
Other investing activities.......................        -          1,413          3,609            -            5,022
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash used in investing activities............        -           (315)       (10,677)           -          (10,992)
Financing activities
Proceeds from revolving lines of credit and
   long-term obligations.........................        -             -           1,961            -            1,961
Principal payments on revolving lines of credit
   and long-term obligations.....................        -             -         (12,084)           -          (12,084)
Dividends........................................                      -          (1,188)           -           (1,188)
Other financing activities.......................        -             -              63            -               63
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash used in financing activities............        -             -         (11,248)           -          (11,248)
Effect of exchange rate changes on cash and cash
   equivalents...................................        -             -            (289)           -             (289)
                                                  ------------- ------------- ------------- -------------- ---------------
Increase (decrease) in cash and cash equivalents.        -          3,096            388        (8,500)         (5,016)
Cash and cash equivalents at beginning of year...        -         10,305          4,111            -           14,416
                                                  ------------- ------------- ------------- -------------- ---------------
Cash and cash equivalents at end of year.........    $   -        $13,401        $ 4,499       $(8,500)        $ 9,400
                                                  ------------- ------------- ------------- -------------- ---------------
                                                  ------------- ------------- ------------- -------------- ---------------

                       WAVETEK WANDEL & GOLTERMANN, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12. Supplemental Condensed Consolidating Financial Data (Continued)

                Condensed Consolidating Statements of Cash Flows
                      For the Year Ended September 30, 1996
                             (dollars in thousands)


                                                    Wavetek
                                                    Wandel &
                                                  Goltermann,    Subsidiary     Foreign
                                                      Inc.       Guarantors   Subsidiaries  Eliminations    Consolidated
                                                  ------------- ------------- ------------- -------------- ---------------

Net cash provided by operating activities........    $   -        $  6,995       $ 6,629         $  -          $13,624
Investing activities                                     -
Purchase of businesses, net of cash acquired.....                   (1,287)         (571)           -           (1,858)
Purchase of marketable securities................        -         (23,560)          -              -          (23,560)
Proceeds from sale of marketable securities......        -          23,560           -              -           23,560
Purchase of property, equipment and
   intangibles...................................        -          (2,180)       (8,398)           -          (10,578)
Other investing activities.......................        -             603         2,747          800            4,150
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash used in investing activities............        -          (2,864)       (6,222)         800           (8,286)
Financing activities                                     -
Proceeds from revolving lines of credit and
   long-term obligations.........................        -             -          39,619            -           39,619
Principal payments on revolving lines of credit
   and long-term obligations.....................        -             -         (39,665)           -          (39,665)
Proceeds from long-term obligations to related
   parties.......................................        -             -             634            -              634
Capital contributions from the Company to
   subsidiaries..................................        -             800           -           (800)             -
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash provided by financing  activities.......        -             800           588         (800)             588
Effect of exchange rate changes on cash and
   cash equivalents..............................        -             -            (367)           -             (367)
                                                  ------------- ------------- ------------- -------------- ---------------
Increase in cash and cash equivalents............        -           4,931           628            -            5,559
Cash and cash equivalents at beginning of year...        -           5,374         3,483            -            8,857
                                                  ------------- ------------- ------------- -------------- ---------------
Cash and cash equivalents at end of year.........    $   -        $ 10,305       $ 4,111         $  -          $14,416
                                                  ------------- ------------- ------------- -------------- ---------------
                                                  ------------- ------------- ------------- -------------- ---------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       Item 4 of the Company's Current Report on Form 8-K dated October 6, 1998 is hereby incorporated by reference.

PART III

ITEM 10.      DIRECTORS AND OFFICERS OF THE REGISTRANT

       Set forth below is certain information regarding each director and executive officer of the Company:


       Name                                  Age        Position
       Terence J. Gooding (1)(3)             64         Co-Chairman of the Board

       Albrecht Wandel (1)(2)(3)             54         Co-Chairman of the Board

       Peter M. Wagner (1)                   45         President, Chief Executive Officer and Director

       Derek T. Morikawa                     43         Chief Operating Officer

       Ben J. Constantini                    55         Executive Vice President, Sales

       Vickie L. Capps                       37         Senior Vice President-Finance, Treasurer, Secretary and
                                                            Acting Chief Financial Officer

       Karl-Heinz Eisemann                   48         Senior Vice President-Finance and Assistant Secretary

       Sir Malcolm Bates (2)                 64         Director

       Frank Goltermann                      70         Director

       Peter J. Nolan (3)                    40         Director

       Susan C. Schnabel (2)                 36         Director

       Joachim Simmross                      57         Director

       Gerhard Zeidler                       61         Director

-----------

(1)    Member of the Executive Committee
(2)    Member of the Audit Committee
(3)    Member of the Compensation Committee

       The following are biographies of the Company's executive officers and directors:

       Terence J. Gooding, Co-Chairman of the Board. In June 1991, Dr. Gooding formed a holding company to acquire Wavetek Corporation. Dr. Gooding served as Chairman and Chief Executive Officer of Wavetek until September 30, 1998. Dr. Gooding became Co-Chairman of the Company following the completion of the Exchange Transaction on September 30, 1998. Dr. Gooding has been involved in the management of technology companies since 1965 when he formed Maxwell Laboratories, which today is a successful defense contractor. He was President of Kratos (1971-1979), Chairman of the Board of Cambridge Instruments and Leica plc (1979-1990), and President of Picker International (1981-1986).

       Albrecht Wandel, Co-Chairman of the Board. Albrecht Wandel became a director and Co-Chairman of the Company on September 30, 1998. Mr. Wandel served as a Managing Director of WG from 1974 to 1998 and as President and Chief Executive Officer from 1990 to 1998. Mr. Wandel has been a member of the Supervisory Board of WG since February 1998.

       Peter M. Wagner, President, Chief Executive Officer and Director. Peter
M. Wagner was named President, Chief Executive Officer and director of the Company on September 30, 1998. Mr. Wagner served as President, Chief Executive Officer and Managing Director of WG from February to September 1998, as Executive Vice President, Chief Operating Officer and Managing Director of WG from October 1995 to February 1998 and as Vice President, Sales and Marketing from March to October 1995. From 1990 to 1995, he was General Manager of the Line Transmission Systems Division of Alcatel SEL AG in Stuttgart, Germany.

       Derek T. Morikawa, Chief Operating Officer. Derek T. Morikawa was named Chief Operating Officer of the Company on September 30, 1998. Previously, Mr. Morikawa was with Wavetek for 12 years and was promoted to President and Chief Operating Officer in October 1996. Prior to that he was Executive Vice President of Operations, managing Wavetek's Operating Divisions and integrating the Wireless and Fiber Optics businesses acquired from Schlumberger in October 1994. Mr. Morikawa has been Vice President and General Manager of the Indianapolis CATV Division, the San Diego LAN Division, and the former Microwave Division of Wavetek. Prior to joining Wavetek, Mr. Morikawa spent seven years with the Microwave Instrumentation Division of Hewlett-Packard where he managed the Product Marketing Department.

       Ben J. Constantini, Executive Vice President, Sales. Ben J. Constantini joined Wavetek in June 1991 with responsibility for worldwide sales and customer service. Prior to joining Wavetek, Mr. Constantini was President of North American Operations for Leica, plc. He has also been Senior Vice President, Sales for Picker International and District Sales Manager for Siemens Medical Systems, Inc. Prior to that, he spent ten years with General Motors in various management positions.

       Vickie L. Capps, Senior Vice President-Finance, Treasurer, Secretary and Acting Chief Financial Officer. On September 30, 1998 Vickie L. Capps was appointed Senior Vice President-Finance and Acting Chief Financial Officer of the Company. Ms. Capps joined Wavetek in October 1992 as Group Controller - North America and was later promoted to Vice President, Corporate Finance and in October 1996 to Chief Financial Officer. Ms. Capps is also the Secretary and Treasurer of the Company. Prior to joining Wavetek, Ms. Capps was a Senior Manager at Ernst & Young LLP where she specialized in providing audit and consulting services, for over ten years, to both publicly and privately owned corporations in technology and other industries. Ms. Capps is a Certified Public Accountant.

       Karl-Heinz Eisemann, Senior Vice President-Finance and Assistant Secretary. Karl-Heinz Eisemann was named Senior Vice President-Finance and Assistant Secretary on September 30, 1998. Mr. Eisemann served as Vice President and Managing Director, Controlling, Logistics and Information Technologies of WG from October 1997 through September 1998. From 1995 to 1997, Mr. Eisemann was the Chief Financial Officer of the German division of WG. Prior to joining WG, Mr. Eisemann spent 22 years with Alcatel SEL AG in Stuttgart, Germany serving in various financial positions.

       Sir Malcolm Bates, Director. Sir Malcolm Bates became a director of the Company on July 21, 1997. Sir Malcolm has been Chairman of Pearl Group PLC since March 1996 and Chairman of Premier Farnell plc since January 1997. Until March 31, 1997, Sir Malcolm was the Deputy Managing Director of The General Electric Company, p.l.c. (GEC), a position he held for twelve years, having joined GEC as Senior Commercial Director in January 1976. He serves on the board of directors of several companies, including BICC plc and is a member of the Advisory Board of Phoenix Equity Partners II. Sir Malcolm is also a member of the United Kingdom Government's Industrial Development Advisory Board, Special Advisor to the Paymaster General, Chairman of the Business in the Arts and a Governor of The University of Westminster.

       Frank Goltermann, Director. Frank Goltermann became a director of the Company on September 30, 1998. Mr. Goltermann joined WG in 1966 and served as a Managing Director of WG from 1980 until 1990, at which time he became Chairman of the Advisory Board of WG. From 1995 to February 1998, Mr. Goltermann served as Vice-Chairman of the Supervisory Board of WG.

       Peter J. Nolan, Director. Peter J. Nolan became a director of the Company in June 1997. He has been an executive officer and partner of Leonard Green & Partners, L.P., a merchant banking firm which manages GEI, since April 1997. Mr. Nolan had previously been a Managing Director of DLJ since 1990 and Co-Head of DLJ's Los Angeles Investment Banking Division. Mr. Nolan had also previously been a First Vice President in corporate finance at Drexel and a Vice President at Prudential Securities Inc. Mr. Nolan is also a director of M2 Automotive, Inc. and serves on the Supervisory Board of adidas AG.

       Susan C. Schnabel, Director. Susan C. Schnabel became a director of the Company on September 30, 1998. Ms. Schnabel is a Managing Director in the Los Angeles office of Donaldson, Lufkin & Jenrette Securities Corporation. Ms. Schnabel began her career with Drexel Burnham Lambert in the Beverly Hills office, moving over to DLJ in 1990. In 1997, she served as Chief Financial Officer of PETsMART, a high growth specialty retailer of pet products and supplies. Ms. Schnabel rejoined DLJ in 1998 as a Managing Director of DLJ Merchant Banking Partners. Ms. Schnabel also serves as a Director of Dick's Clothing and Sporting Goods, DeCrane Aircraft Holdings and Envirosystems Corporation.

       Joachim Simmross, Director. Joachim Simmross became a director of the Company on September 30, 1998. Mr. Simmross has served as a director of Hannover Finanz GmbH since 1984 and has served as a member of the Supervisory Board of WG since 1995.

       Gerhard Zeidler, Director. Gerhard Zeidler became a director of the Company on September 30, 1998. Prof. Zeidler has been Chairman and Chief Executive Officer of DEKRA e.V. and DEKRA Holding AG since 1996. In 1995, Prof. Zeidler served as Chairman and Chief Executive Officer of Perot Systems Corp. Central Europe. From 1989 to 1995, Prof. Zeidler was President and Chairman of the Board of Management of Alcatel SEL AG in Stuttgart, Germany and a Vice President and Member of the Executive Committee of Alcatel N.V.

Board of Directors

       Members of the Board of Directors serve until the next annual meeting of Stockholders and until a successor has been elected and qualified. Pursuant to the Stockholders Agreement, the members are designated as follows: (i) one Director shall be appointed by the Wandel Stockholders (initially Mr. Wandel);
(ii) one Director shall be appointed by the Goltermann Stockholders (initially Mr. Goltermann); (iii) one Director shall be appointed by HF (initially Mr. Simmross); provided that if HF beneficially owns less than 4% of the outstanding shares of Common Stock and the Wandel Stockholders and the Goltermann stockholders collectively beneficially own at least 12% of the outstanding shares of Common Stock, such Director shall be appointed jointly by the Wandel Stockholders and the Goltermann Stockholders; (iv) one Independent Director shall be appointed jointly by the Wandel Stockholders, the Goltermann Stockholders and HF so long as either the Wandel Stockholders or the Goltermann Stockholders beneficially own at least 4% of the outstanding shares of Common Stock (initially Mr. Zeidler); (v) one Director and one Independent Director shall be appointed by Gooding (initially Mr. Gooding and Mr. Bates); (vi) one Director shall be appointed by DLJMB (initially Ms. Schnabel); (vii) one Director shall be appointed by GEI (initially Mr. Nolan); and (viii) one Director shall be the Chief Executive Officer (initially Mr. Wagner). There are currently nine directors of the Company, each of whom is named under "-Executive Officers and Directors."

       The Company's Certificate of Incorporation contains a provision permitted under the Delaware General Corporation Law (the "DGCL") eliminating each director's personal liability for monetary damages for breach of fiduciary duty as a director, except to the extent that such exemption from liability or limitation thereof is not permitted under the DGCL as currently in effect at the time. The Company's Bylaws authorize the Company to indemnify its present and former directors, officers and employees against expenses, judgments, fines and amounts paid in settlement if such person is made a party, or is threatened to be made a party, to a legal proceeding by reason of the fact that such person is or was a director, officer, employee or agent of the Company, or was serving in such position at another company at the request of the Company. Such indemnification is mandatory in certain circumstances and permissive in others, subject to authorization by the Company's Board of Directors. In addition, the Bylaws authorize the Company to advance litigation expenses to such person prior to the final disposition of the legal proceeding.

       Pursuant to the Stockholders Agreement, Hannover Finanz is entitled to have a non-voting observer at each Board of Directors meeting and Messrs. Wagner, Goltermann, Simmross, Wandel and Zeidler are entitled to have an attorney present.

Board Committees

       The Board of Directors has three standing committees: an Executive Committee, an Audit Committee and a Compensation Committee (together, the "Committees"). The Executive Committee, currently consisting of Messrs. Gooding, Wandel and Wagner, has the power to exercise all of the powers and authority of the Board of Directors in the management of the business of the Company, with certain exceptions. The Audit Committee, currently consisting of Messrs. Bates and Wandel and Ms. Schnabel meets with the Company's financial management and its independent auditors at various times during each year, reviews internal control conditions, audit plans and results, and makes recommendations to the Board of Directors concerning the Company's engagement of independent auditors. The Compensation Committee, currently consisting of Messrs. Gooding, Nolan and Wandel, reviews and proposes to the Board of Directors compensation arrangements for directors and officers of the Company.

ITEM 11.     EXECUTIVE COMPENSATION

       The following table sets forth the compensation paid in fiscal 1998 and 1997 to the Company's Chief Executive Officer and the Company's four other most highly compensated executive officers (the "Named Executive Officers").

                           Summary Compensation Table


                                                                       Annual Compensation                             Total
                                                ------------------------------------------------------------------
                                                                            Auto       401 (k)         Other           Annual
Name and Principal Position                       Salary       Bonus     Allowance      Match      Compensation*    Compensation
------------------------------------------      ------------ ----------- ----------- ------------ ---------------- ---------------

Terence J. Gooding.....................  1998   $ 326,924    $     -     $-          $   4,800       $     -         $   331,724
    Co-Chairman of the Board and         1997     348,089          -           -         3,692             -             351,781
    Former Chief Executive Officer
Peter M. Wagner........................  1998     247,614      153,767       6,337         -             42,450          450,168
    President and Chief Executive        1997     214,567      115,651       8,248         -             41,728          380,194
    Officer
Derek T. Morikawa......................  1998     244,231         -          5,820       4,800             -             254,851
    Chief Operating Officer              1997     223,462       50,625       5,820       5,575          916,923        1,202,405
Ben J. Constantini.....................  1998     191,692         -          5,820       3,201             -             200,713
    Executive Vice President, Sales      1997     184,616       37,000       5,820       5,018          511,468          743,922
Vickie L. Capps........................  1998     149,423         -          5,820       3,776             -             159,019
    Senior Vice President-Finance,       1997     134,231       23,625       5,820       6,470          229,653          399,799
    Treasurer, Secretary and Acting
    Chief Financial Officer
Karl-Heinz Eisemann....................  1998     168,190       52,223      13,008         -               -             233,421
    Senior Vice President-Finance        1997     126,336       72,540      13,829         -               -             212,705


* Other compensation for Morikawa, Constantini and Capps reflects payments to stock option holders as compensation for the surrender of all or a portion of vested stock options related to certain recapitalization transactions of Wavetek consummated in June 1997. Other compensation for Wagner represents fees received in connection with Wagner's participation on the Boards of Directors of the Company's subsidiaries in the U.S. and United Kingdom.

       There were no grants of stock options made during the fiscal year ended September 30, 1998 to any of the Named Executive Officers.

       The following table sets forth information with respect to each of the Named Executive Officers concerning the exercise of stock options and unexercised stock options held at September 30, 1998.

Aggregated Option Exercises in the Last Fiscal Year and Fiscal Year-End Option Values

                                         Number of                   Number of Securities          Value of Unexercised
                                           Shares                   Underlying Unexercised         In-the-Money Options
                                          Acquired      Value     Options at Fiscal Year-End       at Fiscal Year-End*
                                                                 ----------------------------- -----------------------------
Name                                     on           Realized    Exercisable   Unexercisable   Exercisable  Unexercisable
                                          Exercise
---------------------------------------- ----------- ----------- -------------- -------------- -------------- --------------

Terence J. Gooding....................       -            -            -              -              -             -
Peter M. Wagner.......................       -            -            -              -              -             -
Derek T. Morikawa.....................       -            -         65,437           48,313      $ 361,380       $54,740
Ben J. Constantini....................       -            -          8,312           36,938          -           $44,400
Vickie L. Capps.......................       -            -         23,725           25,175      $ 106,200       $19,040
Karl-Heinz Eisemann...................       -            -            -              -              -             -


* The value of the unexercised in-the-money options is based on a fair value of the Company's Common Stock on September 30, 1998, of $7.59 per share. This value has not been adjusted to reflect the fair value of the Company's Common Stock following the Exchange Transaction.

Employment Agreements

       The Company has employment agreements with each of its Named Executive Officers, except Mr. Morikawa. The Company's executive employment agreements typically provide for total compensation, including base salary and bonus compensation. In the event the Company terminates an executive without cause, the Company's employment agreements generally provide for the payment of lump sum termination benefits equal to the greater of the base salary payable during the period of employment remaining under the employment agreement or one year's base salary. The Company's executive employment agreements generally contain noncompetition agreements and confidentiality agreements.

       Mr. Gooding's employment agreement provides for Mr. Gooding to serve as an employee of the Company through March 31, 1999, with base salary at an annual rate of $325,000. Upon termination of Mr. Gooding's employment on March 31, 1999, the Company will pay Mr. Gooding a termination payment equal to $325,000.

       Mr. Wagner's employment agreement provides for Mr. Wagner to serve as an employee of the Company through September 29, 2001, with current target total compensation at an annual rate of 990,000 Deutsche marks (approximately $590,000 as of September 30, 1998), of which 66-2/3% is base salary and 33-1/3% is target bonus compensation, payable in accordance with the Company's annual bonus plan. Mr. Wagner is also entitled to receive certain special pension benefits from the Company.

       Mr. Constantini's employment agreement provides for Mr. Constantini to serve as an employee of the Company through September 29, 2000, with current target total compensation at an annual rate of $350,000, of which 70% is base salary and 30% is target bonus compensation, payable in accordance with the Company's annual bonus plan. Effective September 30, 1998, Mr. Constantini relocated from San Diego, California to Eningen, Germany in connection with his employment with the Company. Mr. Constantini's employment agreement provides for certain relocation payments, cost of living allowances and travel expenses in connection with his relocation. In addition to standard termination payment benefits, in exchange for continuing his employment though September 28, 2000, Mr. Constantini is entitled to receive a special bonus equal to one year's base salary on September 28, 2000 or such earlier date as the Company terminates his employment without cause. In addition, if the Company terminates his employment without cause, certain stock options held by Mr. Constantini would become immediately and fully vested on such termination date.

       Ms. Capps' employment agreement provides for Ms. Capps to serve as an employee of the Company through December 31, 1999, with current target total compensation at an annual rate of $253,000, of which 70% is base salary and 30% is target bonus compensation, payable in accordance with the Company's annual bonus plan. In exchange for continuing her employment though June 30, 1999, Ms. Capps is entitled to receive a retention payment on June 30, 1999 equal to $100,000. In addition, certain stock options held by Ms. Capps would become immediately and fully vested on such date. If the Company terminates Ms. Capps employment without cause, or if Ms. Capps terminates her employment with the Company for any reason after June 30, 1999, Ms. Capps is entitled to receive a payment equal to $250,000, reduced by the amount of the retention payment paid, if any.

       Mr. Eisemann's employment agreement provides for Mr. Eisemann to serve as an employee of the Company through September 30, 2000, with current target total compensation at an annual rate of 450,000 Deutsche marks (approximately $269,000 as of September 30, 1998), of which 80% is base salary and 20% is target bonus compensation, payable in accordance with the Company's annual bonus plan.

       In June 1997, the Company entered into an executive severance agreement with Mr. Morikawa, providing for a specified level of U.S. benefits and for a lump sum payment upon termination other than for cause equal to twelve months salary.

Compensation Committee Interlocks and Insider Participation

       The Board of Directors established a Compensation Committee in July 1997. As of September 30, 1998, Messrs. Gooding, Nolan and Wandel are the members of the Compensation Committee. Other than Mr. Gooding, none of the members of the Compensation Committee has served as an officer or employee of the Company. Prior to the establishment of the Compensation Committee, all decisions relating to compensation of executive officers were made by the Company's Board of Directors. For a description of the transactions between the Company and members of the Compensation Committee and entities affiliated with such members, see "Certain Relationships and Related Transactions" included as Item 13 herein. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which has one or more members of the Company's Board of Directors or Compensation Committee.

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

       The Company's executive compensation package is typically comprised of three components: base compensation, annual cash bonus and stock options. Base compensation consists of fixed salaries and employee benefits. Base salaries and benefits for each of the Company's executive officers are based on industry norms and an individual's experience. Annual cash bonuses are based on the Company's overall orders, operating profit, cash flow and on meeting the Company's business objectives and goals.

       In reviewing 1998 executive compensation and making recommendations for 1999, the Compensation Committee reviewed reports prepared by the Company's Human Resources Managers, which compared the base salary and total cash compensation package for each of the Company's Named Executive Officers and other senior officers of the Company with data compiled from independent compensation surveys providing general and industry-specific ranges and averages. The Compensation Committee also took into account the Company's performance during the period and such individual's contribution to the Company's performance. The Compensation Committee has generally proposed moderate increases in base salary and target bonuses for the Company's executive officers for 1999.

       Prior to September 30, 1998, Mr. Gooding served as the Chief Executive Officer of the Company. The Compensation Committee recommended a moderate decrease in Gooding's base salary and no stock option grant for fiscal 1998. Such compensation reflects the significant ownership that Gooding has in the Company. Effective September 30, 1998, the Company's Chief Executive Officer is Mr. Wagner. The Compensation Committee recommended Mr. Wagner's compensation for 1999 in accordance with the procedures described above in connection with its review of executive compensation. Mr. Wagner's compensation for 1998 was determined through negotiation with the Chairman of the Supervisory Board of WG. Mr. Wagner's 1998 compensation included a base salary component and a variable bonus based upon the pre-tax income of WG, determined in accordance with German accounting principles and adjusted for certain items at the discretion of the Supervisory Board of WG.

       Stock options are utilized as an important component of executive compensation to motivate executives to improve the long-term performance and value of the Company and to promote loyalty and equity ownership in the Company by such individuals. The Compensation Committee bases awards of stock options principally on an individual's job grade, performance and length of service. Option grants are made annually at the fair market value of the Company's Common Stock, as determined by the Board of Directors, and vest over a four-year period. No options were granted to the Named Executive Officers in 1998.

       The Compensation Committee report was completed by Messrs. Gooding, Nolan and Wandel during a series of telephone meetings in October and November 1998.

Compensation of Directors

       Executive officers of the Company and representatives of the institutional investors who serve on the Board of Directors do not receive any compensation for such services. Other directors receive $10,000 per year, plus a fee of $2,500 per Board meeting attended and are reimbursed for their expenses incurred in connection with attendance of meetings of, and other activities relating to serving on, the Board of Directors. Members of the Committees of the Board of Directors receive no additional compensation for their membership in, or participation in the meetings of, such Committees.

       The Company's Board of Directors is currently evaluating new alternatives for compensation of Directors following the Exchange Transaction.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information about persons known to the Company to own beneficially more than 5% of the outstanding Common Stock, each director of the Company, each named executive officer and all directors and executive officers of the Company as a group, in each case as of the date of this report. There are 13,202,323 shares of Common Stock outstanding.

                                                                            Shares        Percentage
                                                                         Beneficially    Beneficially
Name and Address                                                           Owned (1)        Owned
-------------------------------------------------------------------------------------------------------

Hannover Finanz W&G Beteiligungsgesellschaft mbH (2).................      2,524,350         19.1%
DLJ Merchant Banking Partners II, L.P. (3)...........................      1,674,810         12.7
Terence J. Gooding (4)(5)............................................      1,526,780         11.6
Burkhard Goltermann (6)(7)...........................................      1,508,580         11.4
Albrecht Wandel (7)..................................................      1,294,904          9.8
Renate Wandel (7)....................................................      1,019,430          7.7
Frank Goltermann (7).................................................        933,053          7.1
Ulrike Goltermann (7)................................................        787,622          6.0
Green Equity Investors II, L.P (8)...................................        753,660          5.7
Peter J. Nolan (9)...................................................        753,660          5.7
Peter M. Wagner (7)..................................................        249,524          1.9
Derek T. Morikawa (5)(10)............................................        186,937          1.4
Ben J. Constantini (7)...............................................         43,312          *
Vickie L. Capps (5)..................................................         27,725          *
Sir Malcolm Bates (11)...............................................          6,667          *
Karl-Heinz Eisemann (7)..............................................           -             -
Susan C. Schnabel (12)...............................................           -             -
Joachim Simmross(13).................................................           -             -
Gerhard Zeidler (14).................................................           -             -
All directors and executive officers as a
    group (15).......................................................      5,022,562         38.0

*      Less than 1%.
-----------
(1) Computed in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended.

(2) Address is Gunter-Wagner-Allee 13, D-30177 Hannover, Federal Republic of Germany.

(3) Consists of shares held directly by the following investors related to DLJ Merchant Banking Partners II, L.P. ("DLJMB"); DLJ Merchant Banking Partners II - A ("DLJMB-A"); DLJ Diversified Partners, L.P. ("DLJ Diversified"); DLJ Diversified Partners - A, L.P. ("DLJ Diversified - A"); DLJ Offshore Partners II, C.V. ("DLJOP"); DLJMB Funding II, Inc. ("DLJ Funding"); DLJ EAB Partners, L.P. ("DLJ EAB"); DLJ First ESC L.P. ("DLJ ESC"); DLJ Millenium Partners ("Millenium"); DLJ Millenium Partners
       - A, ("Millenium - A") and UK Investment Plan 1997 Partners ("UK Investment"). The address of each of DLJMB, DLJMB - A, DLJ Diversified, DLJ Diversified - A, DLJ Funding, DLJ EAB, DLJ ESC, Millenium and Millenium - A is 277 Park Avenue, New

       York, New York 10172. The address of DLJOP is c/o John B. Gorsiraweg, 14 Willemstad, Curacao, Netherlands Antilles. The address of UK Investment is 2121 Avenue of the Stars, Los Angeles, California 90067.

(4) Includes 1,050,000 shares held by Gooding's spouse, children and grandchildren and trusts for the benefit thereof over which Gooding has investment and voting control.

(5) Address is c/o Wavetek Wandel & Goltermann, Inc., 11995 El Camino Real, Suite 301, San Diego, CA 92130.

(6)    Includes 189,222 shares held by his spouse.

(7) Address is c/o Wandel & Goltermann Management Holding GmbH, Box 1262, D-72795 Eningen u.A., Federal Republic of Germany.

(8)    Address is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, CA
       90025.

(9) Address is c/o Green Equity Investors II, L.P., 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, CA 90025. The shares shown as beneficially owned by Mr. Nolan include all of the shares owned of record by GEI. GEI is a Delaware limited partnership managed by Leonard Green & Partners, L.P. ("LGP"), which is an affiliate of the general partner of GEI. Mr. Nolan, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Common Stock of the Company owned by GEI. As such, Mr. Nolan may be deemed to have shared voting and investment power with respect to all shares held by GEI. However, Mr. Nolan disclaims beneficial ownership of the securities held by GEI except to the extent of his respective pecuniary interests therein.

(10) Includes 40,000 shares held in two trusts for the benefit of his children. Criss Morikawa, Derek Morikawa's brother, is the trustee of both of the trusts.

(11)   Address is Mulberry Close, Croft Road, Goring-on-Thames, RG8 9ES,
       England.

(12) Address is c/o Donaldson, Lufkin & Jenrette Securities Corporation, 2121 Avenue of the Stars, Los Angeles, CA 90067. Ms. Schnabel is a Managing Director of DLJ. Share data for Ms. Schnabel excludes shares shown as held by DLJMB and its affiliates, as to which Ms. Schnabel disclaims beneficial ownership.

(13) Address is c/o Hannover Finanz W&G Beteiligungsgesellschaft mbH, Gunter-Wagner-Allee 13, D-30177 Hannover, Federal Republic of Germany. Share data for Mr. Simmross excludes shares shown as held by Hannover Finanz, as to which Mr. Simmross disclaims beneficial ownership.

(14) Address is c/o Dekra e.V., Handwerkerstr. 15, D-70565 Stuttgart, Federal Republic of Germany.

(15)   Consists of 13 persons.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In September 1995, the Board of Directors of the Company resolved that in the event Gooding's shareholdings in the Company are reduced to less than 50% of the outstanding shares, and/or if Gooding's employment as Chief Executive Officer of the Company is terminated for any reason, Gooding or his nominee shall have the right, but not the obligation, to take over the lease and occupancy of the Company's executive offices at 11995 El Camino Real, Suite 301, San Diego, CA 92130, and to purchase all of the leasehold improvements and fixed assets located in such offices at such time, at depreciated net book value. Gooding has agreed to assume this lease after March 31, 1999. See "Item 2. - Properties."

       The Company leases its headquarters for its LAN and Test Tools business in San Diego from a corporation controlled by Gooding for an annual rent of $586,000, plus annual consumer price index adjustments, not to exceed 3% per annum. The lease expires in June 2006. See "Item 2. - Properties."

       The Company leases its facility in Research Triangle Park, North Carolina, including its corporate headquarters and the facilities of its subsidiaries Wandel & Goltermann Technologies, Inc. and Wandel & Goltermann ATE Systems, Inc., from a partnership which is owned by Burkhard Goltermann, Frank Goltermann, Ulrike Goltermann and certain other family members. Under the leases, which expire in September 2005 and September 2010, annual rent of $1,203,000 is payable in monthly installments and is adjusted annually for changes in the consumer price index. See "Item 2. - Properties."

       The Company leases certain offices and manufacturing facilities in Eningen, Germany for one of its German subsidiaries from Else Wandel, the mother of Albrecht Wandel and Renate Wandel. The Company pays annual rent of $262,000 under the lease, which expires on September 30, 2000.

       In February 1998, the Company sold 400 shares, or 10%, of the common stock of its then wholly-owned subsidiary Switching Test Solutions AG ("STS") to Peter Wagner for a purchase price of $817,000, which was paid in April 1998. In connection with this transaction, Mr. Wagner, Frank Goltermann and Albrecht Wandel entered into put and call options related to the shares sold to Mr. Wagner. In September 1998, Messrs. Goltermann and Wandel exercised the call options and purchased the shares of STS held by Mr. Wagner. Subsequently, the Company purchased these shares from Messrs. Goltermann and Wandel for $840,000.

       The Company had notes receivable from Albrecht Wandel and Renate Wandel of $4,431,000 and $1,285,000, respectively, at September 30, 1997. All amounts due under these notes were received by the Company in June 1998. The notes bore interest at rates ranging from 6% to 8%. The Company recorded interest income related to these notes of $263,000 in the year ended September 30, 1998.

       The Company has unsecured notes payable to stockholders at September 30, 1998 as follows: Frank Goltermann - $4,649,000; Hannover Finanz - $3,242,000; Albrecht Wandel - $1,790,000; Renate Wandel - $1,790,000; Burkhard Goltermann - $556,000 and Ulrike Goltermann - $307,000.

Prior to September 30, 1998, interest was payable on these notes at 7% to 8% plus, in the case of the notes payable to Frank Goltermann and Hannover Finanz, an additional 5% if the Company was Profitable, as defined. On September 30, 1998, the Company paid Frank Goltermann $147,000 and Hannover Finanz $122,000 in consideration for changing the terms of their notes. As a result, subsequent to September 30, 1998, all of the unsecured notes payable to stockholders bear interest at 7.75%, payable quarterly. The notes are due at the earlier of an initial public offering of the Company's Common Stock or September 30, 2000. In addition, each stockholder has the right to call outstanding notes in part or in total at the end of each fiscal year with nine months notice. The Company incurred interest expense related to these notes of $770,000 in the year ended September 30, 1998.

       In 1994, the Company entered into a consulting agreement with Frank Goltermann under which Mr. Goltermann received annual fees of $90,000, plus certain expenses. The consulting agreement expired on September 30, 1998.

       Albrecht Wandel served as President and Chief Executive Officer of WG through February 1998 and received employment compensation from the Company in the amount of $409,000 for the year ended September 30, 1998. In connection with his resignation from his position with the Company, the Company paid Mr. Wandel $630,000 to cover the present value of its obligation to Mr. Wandel for pension and insurance benefits as specified in his employment contract with WG. On October 1, 1998, the Company entered into a consulting agreement with Mr. Wandel under which Mr. Wandel will receive annual fees of $60,000, plus certain expenses. The consulting agreement expires on September 30, 1999, subject to renewal.

       Burkhard Goltermann is employed by the Company as an Assistant Corporate Manager and received employment compensation from the Company in the amount of $83,000 in 1998.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this report:

            (1) Financial Statements

                The following consolidated financial statements of Wavetek Wandel & Goltermann, Inc. are included in Item 8 of this report:

                Report of Arthur Andersen LLP, Independent Public Accountants Consolidated Balance Sheets as of September 30, 1998 and 1997 Consolidated Statements of Operations for each of the three years in the period ended September 30, 1998 Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September
                   30, 1998
                Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1998 Notes to Consolidated Financial Statements

                The following consolidated financial statements of Wavetek Corporation are included in Item 14 of this report:

                Report of Ernst & Young LLP, Independent Auditors Consolidated Balance Sheets as of September 30, 1998 and 1997
                Consolidated Statements of Operations for each of the three years in the period ended September 30, 1998 Consolidated Statements of Stockholders' Deficit for each of the three years in the period ended September
                   30, 1998
                Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1998 Notes to Consolidated Financial Statements

                The following unaudited pro forma combined financial data of Wavetek Wandel & Goltermann, Inc. are included in Item 14 of this report:

                Unaudited Pro Forma Combined Statement of Operations
                Notes to Unaudited Pro Forma Combined Statement of Operations

           (2)  Financial Statement Schedules

                No financial statement schedules are required to be filed by this form.

           (3)  Index to Exhibits

           Exhibit No.     Description of Exhibit
                2.1        Exchange and Merger Agreement, dated as of June 12,
                           1998, by and among Wavetek Corporation, Wandel &
                           Goltermann Management Holding GmbH and the
                           Stockholders listed on the signature pages thereto
                           (Incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

                2.2 First Amendment, dated September 25, 1998, to the Exchange and Merger Agreement and Stockholders Agreement (Incorporated by reference from exhibit 2.2 to the Company's Current Report on Form 8-K dated October 6, 1998).

                2.3 Agreement and Plan of Merger by and among Wandel & Goltermann Technologies, Inc., Wandel & Goltermann Management Holding, GmbH and WG Merger Corp. dated March 28, 1998 (Incorporated by reference from Appendix A of Exhibit (d) (3) of Schedule 13E-3 of Wandel & Goltermann Technologies, Inc. and Wandel & Goltermann Management Holding, GmbH, file number 0-25176).

                3.1 Amended and Restated Certificate of Incorporation of Wavetek Wandel & Goltermann, Inc. (Incorporated by reference from exhibit 3.1 to the Company's Current Report on Form 8-K dated October 6, 1998).

                3.2 Bylaws of Wavetek Corporation (Incorporated by reference from exhibit 3.7 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

                3.3 Amendment to Bylaws, dated September 30, 1998 (Incorporated by reference from exhibit 3.2 to the Company's Current Report on Form 8-K dated October 6,
                           1998).

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

                4.4 First Supplemental Indenture, dated as of September 30, 1998, among Wavetek Wandel & Goltermann, Inc., Wandel & Goltermann Technologies, Inc., Wandel & Goltermann A.T.E. Systems, Inc., Wandel & Goltermann, Inc., W&G Equities, Inc. and The Bank of New York.

                4.5 Second Supplemental Indenture, dated as of October 30, 1998, among Wavetek Wandel & Goltermann, Inc., Digital Transport Systems, Inc. and The Bank of New York.

                10.1 Credit Agreement, dated as of June 11, 1997, among Wavetek Corporation, DLJ Capital Funding, Inc., as Syndication Agent, Fleet National Bank, as Administrative Agent, and the lenders named therein (Incorporated by reference from exhibit 10.1 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

                10.2 First Amendment to Credit Agreement, dated as of July 21, 1998 entered into by and among Wavetek Corporation, the Lenders listed on the signature pages thereof, DLJ Capital Funding, Inc. and Fleet National Bank (Incorporated by reference from Exhibit
                           10.3 to Quarterly Report of Wavetek Corporation on Form 10-Q for the quarter ended June 30, 1998).

                10.3 Stockholders Agreement, dated as of June 12, 1998 and effective as of the effective time by and among Wavetek Corporation and the Stockholders listed on the signature pages thereto (Incorporated by reference from exhibit 10.2 to Quarterly Report of Wavetek Corporation on Form 10-Q for the quarter ended June 30, 1998).

                10.4 Credit Facility, dated September 29, 1998, between Wavetek Corporation and Deutsche Bank AG.

                10.5 Credit Facility, dated September 29, 1998, between Wavetek Corporation and Commerzbank
                           Aktiengesellschaft.

                10.6 Bank Pool Contract, dated as of November 6, 1997, among Wandel & Goltermann Management Holding GmbH, Wandel & Goltermann GmbH & Co. Elektronische Messtechnik, Commerzbank, BW Bank, Deutsche Bank, Kreissparkasse, Landesgirokasse and Stuttgarter Bank.

                10.7 Employment Agreement, dated as of September 30, 1998, by and between Wavetek Corporation and Terence J. Gooding.

                10.8 Employment Agreement, dated as of September 30, 1998, by and between Wavetek Wandel & Goltermann, Inc. and Peter Wagner.

                10.9 Employment Agreement, dated as of September 30, 1998, by and between Wavetek Wandel & Goltermann, Inc. and Ben Constantini.

                10.10 Employment Agreement, dated as of September 30, 1998, by and between Wavetek Wandel & Goltermann, Inc. and Vickie Capps.

                10.11 Contract of Employment, dated as of October 1, 1997, between Wandel & Goltermann Management Holding GmbH and Karl-Heinz Eisemann.

                10.12 Extraordinary Severance Agreement, dated May 23, 1997, between Wavetek Corporation and Derek T. Morikawa (Incorporated by reference from exhibit 10.7 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

                10.13 Wavetek Corporation Executive Benefits Plan, dated June 1, 1997, (Incorporated by reference from exhibit
                           10.8 to Registration Statement of Wavetek Corporation on Form S-4, file number 333-32195).

                10.14 Wavetek Wandel & Goltermann, Inc. Amended and Restated Stock Option Plan.

                10.15 Lease Agreement, dated October 1, 1984, between W&G Associates and W&G Instruments, Incorporated (Incorporated by reference from exhibit 10.3 to Registration Statement of Wandel & Goltermann Technologies, Inc. on Form S-1, file number 33-74564).

                10.16 Lease Agreement, dated May 18, 1994, between W&G Associates and Wandel & Goltermann Technologies, Inc (Incorporated by reference from Quarterly Report of Wandel & Goltermann Technologies, Inc. on Form 10-Q for the quarter ended June 30, 1994, file number 0-23742).

                12.1 Schedule Re: Computation of Ratio of Earnings to Fixed Charges.

                21.1       Subsidiaries of Registrant.

                27.1       Financial Data Schedule.

       (b) Reports on Form 8-K

              On October 6, 1998, the Company filed a Current Report on Form 8-K relating to the consummation of the Exchange Transaction and a change in accountants.

       (c) All required exhibits have been filed or incorporated by reference in this form.

       (d) No financial schedules are required to be filed by this form. The financial statements of Wavetek Corporation and certain pro forma financial information of the Company are set forth below.

                   FINANCIAL STATEMENTS OF WAVETEK CORPORATION

                                                                                                       Page
Report of Ernst & Young LLP, Independent Auditors.................................................      79
Consolidated Balance Sheets as of September 30, 1998 and 1997.....................................      80
Consolidated Statements of Operations for each of the three years in the period ended
    September 30, 1998............................................................................      81
Consolidated Statements of Stockholders' Deficit for each of the three years in the
    period ended September 30, 1998...............................................................      82
Consolidated Statements of Cash Flows for each of the three years in the period ended
    September 30, 1998............................................................................      83
Notes to Consolidated Financial Statements........................................................      84


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Wavetek Corporation

       We have audited the accompanying consolidated balance sheets of Wavetek Corporation as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wavetek Corporation at September 30, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.



                                                      ERNST & YOUNG LLP

San Diego, California
November 4, 1998,
except for the third paragraph
of Note 13, as to which the date
is December 11, 1998

                               WAVETEK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
            (dollars and shares in thousands, except per share data)



                                                                                                 September 30,
                                                                                            -------------------------
                                                                                               1998         1997
                                                                                            ----------- -------------
                                                         ASSETS
      Current assets:
        Cash and cash equivalents.........................................................  $  32,527      $ 5,695
        Short-term investments, available for sale........................................        -            996
        Accounts receivable (less allowance for doubtful accounts of $1,550 in 1998
           and $851 in 1997)..............................................................     26,694       25,860
        Inventories.......................................................................     17,739       15,937
        Refundable income taxes...........................................................      1,160          616
        Deferred income taxes.............................................................      5,883        3,611
        Other current assets..............................................................      1,751        1,730
                                                                                            ----------- -------------
      Total current assets................................................................     85,754       54,445
      Property and equipment, net.........................................................     11,714       15,110
      Debt issuance costs, net............................................................      2,877        4,233
      Intangible assets, net..............................................................      6,972        3,281
      Deferred income taxes...............................................................        -            101
      Other assets........................................................................      1,763          183
                                                                                            ----------- -------------
      Total assets........................................................................  $ 109,080     $ 77,353
                                                                                            ----------- -------------
                                                                                            ----------- -------------
                                         LIABILITIES AND STOCKHOLDERS' DEFICIT
      Current liabilities:
        Notes payable to banks............................................................  $  38,036     $  3,859
        Trade accounts payable............................................................     15,089       13,356
        Accrued compensation..............................................................      7,829        6,034
        Income taxes payable..............................................................        141          522
        Other current liabilities.........................................................     12,437        9,847
        Current maturities of long-term obligations.......................................     24,741        1,972
                                                                                            ----------- -------------
      Total current liabilities...........................................................     98,273       35,590
      Long-term obligations, less current maturities......................................     87,944      112,972
      Deferred income and other liabilities...............................................      2,185          431
      Commitments and contingencies
      Stockholders' deficit:
        Common stock, par value $.01; authorized, 50,000 shares in 1998 and 15,000  shares
           in 1997; issued and outstanding, 4,885 shares in 1998 and 1997.................         49           49
        Additional paid-in capital........................................................     43,741       43,741
        Accumulated deficit...............................................................   (123,351)    (115,048)
        Foreign currency translation adjustments..........................................        239         (382)
                                                                                            ----------- -------------
      Total stockholders' deficit.........................................................    (79,322)     (71,640)
                                                                                            ----------- -------------
       Total liabilities and stockholders' deficit.........................................  $ 109,080     $ 77,353
                                                                                            ----------- -------------
                                                                                            ----------- -------------



                             See accompanying notes.

                               WAVETEK CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (dollars and shares in thousands, except per share data)



                                                                          Years ended September 30,
                                                                    -------------------------- -------------
                                                                        1998          1997        1996
                                                                    ------------- ------------ -------------

       Net sales....................................................$  141,779      $155,279    $ 150,993
       Cost of goods sold...........................................    62,307        71,316       72,364
                                                                    ------------- ------------ -------------
       Gross margin.................................................    79,472        83,963       78,629
       Operating expenses:
         Marketing and selling......................................    38,375        37,387       36,197
         Research and development...................................    17,033        15,348       12,917
         General and administrative.................................    15,475        10,742       11,612
         Acquired in-process research and development...............     1,521          -             -
         Stock option compensation related to recapitalization......       -           7,061          -
         Provisions for restructuring operations....................       -            -           1,832
                                                                    ------------- ------------ -------------
                                                                        72,404        70,538       62,558
                                                                    ------------- ------------ -------------
       Operating income.............................................     7,068        13,425       16,071
       Non-operating income (expense):
         Interest income............................................       201           315          167
         Interest expense...........................................   (12,149)       (4,008)        (762)
         Other, net.................................................      (304)         (791)      (1,036)
                                                                    ------------- ------------ -------------
                                                                       (12,252)       (4,484)      (1,631)
                                                                    ------------- ------------ -------------
       Income (loss) before provision (credit) for income taxes and
         extraordinary item.........................................    (5,184)        8,941       14,440
       Provision (credit) for income taxes..........................    (1,392)        2,878          965
                                                                    ------------- ------------ -------------
       Income (loss) before extraordinary items.....................    (3,792)        6,063       13,475
       Extraordinary items, net of income tax benefit of $699.......    (4,511)         -             -
                                                                    ------------- ------------ -------------
       Net income (loss)............................................$   (8,303)     $  6,063    $  13,475
                                                                    ------------- ------------ -------------
                                                                    ------------- ------------ -------------

       Income (loss) per share before extraordinary items - basic... $   (.78)      $    .67    $    1.23
                                                                    ------------- ------------ -------------
                                                                    ------------- ------------ -------------
       Income (loss) per share before extraordinary items - diluted. $   (.78)      $    .63    $    1.17
                                                                    ------------- ------------ -------------
                                                                    ------------- ------------ -------------
       Loss per share of extraordinary items - basic................ $   (.92)      $   -       $     -
                                                                    ------------- ------------ -------------
                                                                    ------------- ------------ -------------
       Loss per share of extraordinary items - diluted.............. $   (.92)      $   -       $     -
                                                                    ------------- ------------ -------------
                                                                    ------------- ------------ -------------
       Net income (loss) per share - basic.......................... $  (1.70)      $    .67    $    1.23
                                                                    ------------- ------------ -------------
                                                                    ------------- ------------ -------------
       Net income (loss) per share - diluted........................ $  (1.70)      $    .63    $    1.17
                                                                    ------------- ------------ -------------
                                                                    ------------- ------------ -------------
       Average common shares outstanding - basic....................     4,885         9,104       10,974
                                                                    ------------- ------------ -------------
                                                                    ------------- ------------ -------------
       Average common shares outstanding - diluted..................     4,885         9,612       11,520
                                                                    ------------- ------------ -------------
                                                                    ------------- ------------ -------------

                             See accompanying notes.

                               WAVETEK CORPORATION
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  Years ended September 30, 1996, 1997 and 1998
                        (dollars and shares in thousands)




                                                                            Retained        Foreign         Total
                                                              Additional    Earnings       Currency     Stockholders'
                                           Common Stock        Paid-in    (Accumulated    Translation      Equity
                                       ----------------------
                                        Shares     Amount      Capital      Deficit)      Adjustments     (Deficit)
                                       --------- ------------- ----------- -------------- -------------- --------------

      Balance, September 30, 1995....    10,974     $ 110       $ 5,505     $  13,271        $  530       $  19,416
        Income tax benefit from stock
          options exercised..........      -          -              33         -              -                 33
        Net income...................      -          -           -            13,475          -             13,475
        Foreign currency translation
          adjustments................      -          -           -             -              (236)           (236)
                                       ---------- ------------ ----------- -------------- -------------- --------------
      Balance, September 30, 1996....    10,974       110         5,538        26,746           294          32,688
        Shares repurchased for cash..    (8,517)      (85)       (4,608)     (147,857)         -           (152,550)
        Shares issued for cash, net of
          related costs of $651......     2,428        24        42,825         -              -             42,849
        Stock options repurchased for
          cash, net of income tax
          benefit....................      -          -             (14)        -              -                (14)
        Net income...................      -          -           -             6,063          -              6,063
        Foreign currency translation
          adjustments................      -          -           -             -              (676)           (676)
                                       ---------- ------------ ----------- -------------- -------------- --------------
      Balance, September 30, 1997....     4,885        49        43,741      (115,048)         (382)        (71,640)
        Net loss.....................      -          -           -            (8,303)         -             (8,303)
        Foreign currency translation
          adjustments................      -          -           -             -               621             621
                                       ---------- ------------ ----------- -------------- -------------- --------------
      Balance, September 30, 1998....     4,885     $  49       $43,741     $(123,351)       $  239       $ (79,322)
                                       ---------- ------------ ----------- -------------- -------------- --------------
                                       ---------- ------------ ----------- -------------- -------------- --------------

                             See accompanying notes.

                               WAVETEK CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


                                                                            Years ended September 30,
                                                                       ------------------------------------
                                                                          1998        1997        1996
                                                                       ----------- ----------- ------------
      Operating activities
      Net income (loss) before extraordinary items.....................  $(3,792)     $6,063     $13,475
      Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Acquired in-process research and development....................    1,521       -            -
       Depreciation expense............................................    3,343       2,905       2,453
       Amortization expense............................................      295         575         577
       Amortization of debt issuance costs.............................      637         184        -
       Provision for losses on accounts receivable.....................      710         259       1,542
       Loss on disposal of property and equipment......................       14          29          78
       Deferred income.................................................      (99)        (97)        (99)
       Deferred income taxes...........................................   (1,055)      1,234      (3,843)
       Changes in operating assets and liabilities, net of effect of purchased businesses:
        Accounts receivable............................................     (210)     (7,853)       (405)
        Inventories and other assets...................................   (3,582)      1,558      (2,166)
        Accounts payable and accrued expenses..........................    2,409       3,623       2,809
        Income taxes payable, net......................................     (302)       (945)        655
                                                                       ----------- ----------- ------------
      Net cash provided by (used in) operating activities..............     (111)      7,535      15,076
      Investing activities
      Purchase of property and equipment...............................   (3,918)     (6,034)     (4,544)
      Proceeds from sale of property and equipment.....................      288          13          91
      Purchase of short-term investments...............................    -          (3,000)       -
      Sale of short-term investments...................................      996       2,004        -
      Merger costs paid in cash........................................   (1,629)      -            -
      Other, net.......................................................        8         169         503
                                                                       ----------- ----------- ------------
      Net cash used in investing activities............................   (4,255)     (6,848)     (3,950)
      Financing activities
      Net proceeds from issuance of common shares......................    -          42,849        -
      Repurchase of common shares and stock options for cash...........    -        (152,564)       -
      Proceeds from revolving lines of credit, notes payable and
       long-term obligations...........................................   36,685     115,030      14,932
      Principal payments on revolving lines of credit and
       long-term      obligations......................................   (5,389)     (1,841)    (23,575)
      Debt issuance costs and other....................................     (124)     (4,417)       -
                                                                       ----------- ----------- ------------
      Net cash provided by (used in) financing activities..............   31,172        (943)     (8,643)

      Effect of exchange rate changes on cash and cash equivalents.....       26        (175)        (46)
                                                                       ----------- ----------- ------------
      Increase (decrease) in cash and cash equivalents.................   26,832        (431)      2,437

      Cash and cash equivalents at beginning of year...................    5,695       6,126       3,689
                                                                       ----------- ----------- ------------
      Cash and cash equivalents at end of year.........................  $32,527      $5,695     $ 6,126
                                                                       ----------- ----------- ------------
                                                                       ----------- ----------- ------------
      Supplemental disclosures of cash flow information:
      Cash paid for interest...........................................  $11,429      $1,138     $   753
                                                                       ----------- ----------- ------------
                                                                       ----------- ----------- ------------
      Cash paid for income taxes.......................................  $   566      $3,316     $ 4,133
                                                                       ----------- ----------- ------------
                                                                       ----------- ----------- ------------

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

       On September 30, 1998, the Company and Wandel & Goltermann Management Holding GmbH ("WG"), consummated an exchange transaction whereby the stockholders of WG became stockholders of the Company and WG became a subsidiary of the Company (the "Exchange Transaction"). In connection with the Exchange Transaction, the Company issued 8,317,463 new shares of the Company's Common Stock and paid 2.0 million Deutsche marks ($1.2 million) in cash to the stockholders of WG in exchange for all of the outstanding capital stock of WG. The Exchange Transaction was accounted for as a "reverse acquisition" whereby WG was deemed to have acquired the Company for financial reporting purposes. The Company incurred direct expenses of $3.7 million in connection with the Exchange Transaction. In addition, the Company was required to repay and refinance its existing bank credit agreement as a result of the Exchange Transaction (Note 6), resulting in additional expenses of $1.5 million, representing the write-off of certain unamortized debt issuance costs and other expenses incurred in connection with this repayment and refinancing. These expenses, aggregating $4.5 million, net of tax, are included in the accompanying consolidated statement of operations for fiscal 1998 as extraordinary items.

       The accompanying consolidated financial statements included the operations of the Company and its wholly owned subsidiaries, excluding WG, immediately prior to the Exchange Transaction. All significant intercompany accounts and transactions have been eliminated in consolidation.

       In connection with the Exchange Transaction, the Company changed its 1998 fiscal year-end to September 30, 1998. In prior years, the Company's fiscal year ended on the Saturday closest to September 30. Fiscal 1997 and 1996 each consisted of 52 weeks.

       Foreign Currency

       The accounts of foreign subsidiaries consolidated herein have been translated from their respective functional currencies into U.S. dollars at appropriate exchange rates. Cumulative translation adjustments are included as a separate component of stockholders' equity (deficit). Exchange gains and losses from foreign currency transactions are not material for any period presented and are included in "Other, net" in the accompanying consolidated statements of operations.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include assessing the collectibility of accounts receivable, the use and recoverability of inventory, costs of future product returns under warranty and provisions for contingencies expected to be incurred. Actual results could differ from those estimates.

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



1. Organization and Significant Accounting Policies (Continued)

       Cash, Cash Equivalents and Short-Term Investments, Available for Sale

       The carrying amounts reported in the consolidated balance sheet for cash, cash equivalents and short-term investments approximate their fair values. It is the Company's policy to invest excess funds in highly liquid, short-term investments. Such investments are comprised of investment grade commercial paper at September 30, 1998 and primarily of U.S. Treasury securities, guaranteed obligations of the U.S. government or its agencies and mutual funds which invest in U.S. Treasury securities at September 30, 1997. For purposes of financial statement presentation, the Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents. Included in cash and cash equivalents at September 30, 1998 and 1997 are investments totaling $29.0 million and $3.4, respectively. The amortized cost of short-term investments, available for sale, approximates fair market value. There were no realized gains or losses related to such investments for fiscal 1998, 1997 or 1996. The Company evaluates the financial strength of the institutions in which significant investments are made and believes that related credit risk is limited to an acceptable level.

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

       Debt Issuance Costs

       Costs associated with the issuance of long-term debt have been deferred and are being amortized over the term of the related debt using the interest method. Amortization expense for these costs is included in interest expense in the accompanying consolidated statements of operations.

       Intangible Assets

       Intangible assets consist of deferred royalty payments, the excess of purchase price over net tangible assets of businesses acquired (goodwill) and in 1997, covenants not to compete, all of which are recorded at cost. Intangible assets are amortized over their estimated lives ranging from 5 to 15 years.

       Impairment of Long-Lived Assets

       In accordance with Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company regularly evaluates its long-lived assets for indicators of possible impairment. To date, no such indicators have been identified.

       Long-Term Obligations

       The carrying amounts of the Company's long-term obligations approximate their fair values.

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1. Organization and Significant Accounting Policies (Continued)

       Revenue and Credit Risk

       The Company recognizes product revenues at the time of shipment to the customer. Service revenues are recognized as services are performed. The Company grants credit to its customers based on an evaluation of the customers' financial condition and generally collateral is not required. Credit losses have traditionally been minimal and within management's expectations.

       Net Income Per Share

       Effective October 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted net income (loss) per share with basic and diluted net income (loss) per share. Unlike primary net income (loss) per share previously reported by the Company, basic net income (loss) per share is based only on average common shares outstanding and excludes the dilutive effects of the Company's outstanding stock options. Diluted net income (loss) per share is very similar to the previous concept of fully diluted net income
(loss) per share and includes the dilutive effect of the Company's outstanding stock options. The Company has a simple capital structure and, accordingly, the only difference in the Company's computations of basic and diluted net income
(loss) per share is the dilutive effect of outstanding stock options. For fiscal 1998, the effect of outstanding stock options would have been anti-dilutive and, therefore, was not considered in the computation of diluted net loss per share for that period. All net income (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS 128.

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

       Financial Instruments

       The Company periodically uses forward exchange contracts to hedge certain transactions denominated in foreign currencies. Unrealized gains and losses on forward contracts are deferred and offset against foreign exchange gains or losses on the underlying hedged item. At September 30, 1998 and 1997, the Company had no material forward exchange contracts outstanding.

       Recently Issued Accounting Standards

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, Segment Information ("SFAS 131"). Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income (loss), including net income (loss), be reported in the

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Significant Accounting Policies (Continued)

financial statements in the period in which they are recognized. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income (loss) and other comprehensive income (loss), including foreign currency translation adjustment, minimum pension accrual, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income (loss). The Company intends to adopt SFAS 130 in fiscal 1999 and operating results of prior periods will be reclassified. The Company's only component of other comprehensive income (loss) is the foreign currency translation adjustment which is currently reported as part of stockholders' equity. Historically, the Company has operated in one business segment; however, SFAS 131 redefines segments and in the future, the Company will be required to disclose certain financial information about operating segments, products, services and geographic areas in which they operate. The Company has not determined how operating segments will be defined for disclosure purposes or which segments will meet the quantitative requirements for disclosure. The adoption of SFAS 131 will have no impact on the Company's future results of operations or financial position.

2. Financial Statement Details

         Inventories consist of the following:


                                                           September 30,
                                                      ------------------------
                                                         1998        1997
                                                      ----------- ------------
                                                      (dollars in thousands)
              Finished goods.......................   $   7,096   $   6,451
              Work-in-progress.....................       4,785       3,612
              Materials............................       5,858       5,874
                                                      ----------- ------------
                                                      $  17,739   $  15,937
                                                      ----------- ------------
                                                      ----------- ------------

             Property and equipment consists of the following:

                                                           September 30,
                                                      ------------------------
                                                         1998        1997
                                                      ----------- ------------
                                                      (dollars in thousands)
              Building and improvements............   $   1,551   $   5,748
              Fixtures and equipment...............      23,141      18,990
                                                      ----------- ------------
                                                         24,692      24,738
              Less: accumulated depreciation.......     (12,978)     (9,628)
                                                      ----------- ------------
                                                      $  11,714   $  15,110
                                                      ----------- ------------
                                                      ----------- ------------

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2. Financial Statement Details (Continued)

         Intangible assets consist of the following:

                                                                         September 30,
                                                                    ------------------------
                                                                       1998        1997
                                                                    ----------- ------------
                                                                    (dollars in thousands)
              Goodwill...........................................   $   4,171      $4,171
              Covenant not to compete, expired in 1998...........         -         1,390
              Deferred royalty...................................       3,985         -
                                                                    ----------- ------------
                                                                        8,156       5,561
              Less: accumulated amortization.....................      (1,184)     (2,280)
                                                                    ----------- ------------
                                                                    $   6,972      $3,281
                                                                    ----------- ------------
                                                                    ----------- ------------

         Other current liabilities consist of the following:

                                                                         September 30,
                                                                    ------------------------
                                                                       1998        1997
                                                                    ----------- ------------
                                                                    (dollars in thousands)
              Other..............................................   $   8,978      $6,451
              Accrued interest...................................       2,840       2,694
              Customer deposits..................................         619         702
                                                                    ----------- ------------
                                                                    $  12,437      $9,847
                                                                    ----------- ------------
                                                                    ----------- ------------

3. Recapitalization Transactions

       On June 11, 1997, the Company completed the following transactions (the "Recapitalization Transactions"): (i) the Company sold an aggregate of 2,428,470 shares of its Common Stock, representing 49.7% of the Common Stock outstanding following the Recapitalization Transactions, to DLJ Merchant Banking Partners II, L.P. and its affiliates and to Green Equity Investors II, L.P. and its affiliates for an aggregate purchase price of $43.5 million, less related costs of $0.7 million (the "New Equity Investment"); (ii) the Company issued $85 million aggregate principal amount of 101/8% Senior Subordinated Notes maturing June 15, 2007 (the "Notes") (Note 6); (iii) the Company incurred indebtedness of $25 million under a five-year and six-month term loan facility and entered into a five-year and six-month revolving credit facility providing for borrowings of up to $20 million (the "New Credit Agreement") (Note 6); (iv) the Company incurred aggregate debt issuance costs of $4.4 million in connection with the issuance of the Notes and with entering the New Credit Agreement; (v) the Company used the net proceeds from the New Equity Investment, the issuance of the Notes and the New Credit Agreement to repurchase an aggregate of 8,513,610 shares of common stock from existing stockholders for an aggregate of $152.5 million and to make cash payments upon surrender of stock options by employees in an aggregate amount of $7.1 million (Note 9). Such existing stockholders retained 50.3% of the shares of common stock outstanding following the Recapitalization Transactions.

4. Strategic Alliance and Purchase and Sale of Businesses

       Effective September 30, 1998, the Company acquired all of the outstanding common stock of Digital Transport Systems, Inc. ("DTS") for an initial fixed cash payment of $1.1 million which is scheduled to be paid January 4, 1999. The acquisition was accounted for as a purchase and the assets and liabilities acquired were recorded at their estimated fair

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4. Strategic Alliance and Purchase and Sale of Businesses (Continued)

values aggregating $0.5 million and $0.9 million, respectively. In addition, $1.5 million of the purchase price was allocated to in-process research and development projects that had not reached technological feasibility, which the Company charged to expense on the acquisition date. The purchase agreement provides for the payment of certain future amounts, which are contingent upon certain events and have not been included in the purchase price as of September 30, 1998. Any such future payments will be expensed as incurred and will not be material to the Company.

       In April 1996, the Company entered into a Strategic Alliance with Yokogawa Electric Corporation ("Yokogawa"), a leading Japanese process control and test and measurement company. Under terms of the Strategic Alliance, Yokogawa acquired all of the outstanding shares of the Company's Japanese subsidiary for 10 million Japanese yen (approximately $0.1 million) and 12% of the Company's common stock from certain of the Company's stockholders. There was no significant gain or loss on the sale of the Japanese subsidiary. Additionally, Yokogawa will distribute the Company's products in Japan and Yokogawa and the Company will collaborate to develop new products for communications test markets worldwide. In connection with the June 1997 Recapitalization Transactions (Note 3), the Company repurchased a portion of the common stock owned by Yokogawa, reducing Yokogawa's ownership of the outstanding common stock to 5.8%.

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

5. Sale and Leaseback Financing

       In October 1994, the Company entered into a sale and leaseback financing whereby it sold its facility in Indianapolis to a third party investor for $4.5 million, resulting in a charge to income of $1.8 million, representing the excess of the net book value of the property over the net proceeds received. The Company simultaneously entered a Master Lease Agreement with the buyer, under which the Company leased back the facility for a period of 20 years for an annual rental of $0.5 million, subject to annual adjustments based on the change in the consumer price index, not to exceed 3.0% per annum. In December 1994, the Company subleased a portion of this facility to a third party for five years for an annual base rental and common area expense reimbursement of $0.4 million. Because of the significance of the sublease in relation to the Company's master lease of the facility, generally accepted accounting principles required that the transaction be recorded as a financing transaction, whereby the building remained on the Company's balance sheet in an amount equal to the net proceeds from the sale and an offsetting long-term financing obligation was recorded. In February 1998 the sublease was no longer significant in relation to the Company's master lease of the facility. Accordingly, both the building asset and the long-term financing obligation, each in the amount of approximately $4.0 million, were removed from the Company's balance sheet, with no impact on the Company's results of operations or its cash flows. Effective February 1, 1998, the master lease was accounted for as an operating lease, with monthly rental payments recorded as operating expenses.

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



6. Credit Agreements and Long-Term Obligations

       Long-term obligations are as follows:


                                                                                              September 30,
                                                                                          -----------------------
                                                                                             1998        1997
                                                                                          ---------- ------------
                                                                                          (dollars in thousands)
         Senior Subordinated Notes issued in connection with Recapitalization
           Transactions (Note 3); total principal balance due June 15, 2007;
           interest payable semiannually on June 15 and December 15 at 101/8%;
           guaranteed by the
           Company's U.S. subsidiaries................................................... $   85,000  $   85,000

         Term Loan payable to banks obtained in connection with Recapitalization
           Transactions (Note 3); paid in full in October 1998...........................     24,000      25,000

         Unsecured non-interest bearing promissory note recorded at present value on issuance date at implied interest rate of 8.1875%; issued in connection with license of technology (Note 13); payable in six annual installments of
           $0.8 million, including imputed interest commencing January 1999..............      3,685        -

         Unsecured promissory note issued in connection with Schlumberger Acquisition
           (Note 4); total principal balance paid January 1998...........................        -           875

         Financing obligation recorded in connection with sales and leaseback of real
           property; removed from balance sheet in February 1998 (Note 5)................        -         4,069
                                                                                          ------------ ----------
                                                                                             112,685     114,944
        Less current maturities..........................................................    (24,741)     (1,972)
                                                                                          ------------ ----------
        Long-term obligations, less current maturities................................... $   87,944  $  112,972
                                                                                          ------------ ----------
                                                                                          ------------ ----------

       As of September 30, 1998, the future annual principal payments on long-term obligations outstanding at September 30, 1998 were as follows: 1999 - $24.7 million; 2000 - $0.7 million; 2001 - $0.6 million; 2002 - $0.6 million;
2003 - $0.6 million and thereafter - $85.5 million.

       In connection with the Recapitalization Transactions (Note 3), the Company issued $85 million in aggregate principal amount of Senior Subordinated Notes (the "Notes") pursuant to an Indenture (the "Indenture") between the Company and the Bank of New York, as trustee. The Notes bear interest at 10 1/8%, payable semi-annually on each June 15 and December 15 commencing December 15, 1997. The total principal balance of the Notes is due June 15, 2007. On or after June 15, 2002, the Notes will be redeemable at the option of the Company, in whole or in part, at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidated damages, if any: 105.063% if redeemed during the twelve-month period beginning on June 15, 2002; 103.375% if redeemed during the twelve-month period beginning on June 15, 2003; 101.688% if redeemed during the twelve-month period beginning on June 15, 2004; and 100% thereafter. Notwithstanding the foregoing, during the first three years following the issue date of the Notes, the Company may redeem up to 33 1/3% of the aggregate principal amount of the Notes with the proceeds of one or more Public Equity Offerings (as defined in the Indenture) at a redemption price of 110.125% of the principal amount thereof, in each case plus accrued and unpaid interest and liquidated damages, if any. The Notes are guaranteed on

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Credit Agreements and Long-Term Obligations (Continued)

a senior subordinated basis by the Company's current and future subsidiaries in the United States. The Indenture requires the Company to comply with various affirmative and negative covenants. The Company was in compliance with all such covenants at September 30, 1998. The Company incurred aggregate debt issuance costs of $3.2 million in connection with the issuance of the Notes. Such costs have been deferred and are being amortized over the term of the notes using the interest method.

       Also in connection with the Recapitalization Transactions, the Company entered into a New Credit Agreement (the "New Credit Agreement") with a group of five lending banks (the "Lenders") including DLJ Capital Funding, Inc. as Syndication Agent and Fleet National Bank as Administrative Agent. The New Credit Agreement provided for a $25 million five-year and six-month term loan (the "Term Loan") borrowed by the Company on June 11, 1997. The New Credit Agreement also provided for a five-year and six-month revolving credit facility in the amount of $20 million. The Company had $4.8 million outstanding under the revolving credit facility at September 30, 1998. All borrowings under the New Credit Agreement were repaid in full and refinanced on October 2, 1998 in connection with the Exchange Transaction (Note 1). Accordingly, all such amounts were classified as current liabilities in the accompanying consolidated balance sheet as of September 30, 1998. The Company incurred aggregate debt issuance costs of $1.2 million in fiscal 1997 in connection with entering into the New Credit Agreement. Such costs were deferred and were being amortized over the term of the New Credit Agreement using the interest method. The unamortized balance of these costs, $0.8 million, was charged to expense as an extraordinary item at September 30, 1998 in connection with the early extinguishment of the debt.

       Borrowings outstanding under the New Credit Agreement at September 30, 1998 were repaid and refinanced with the proceeds of unsecured short-term loans from two German banks aggregating $29.7 million, received September 30, 1998. These short-term loans bear interest at rates ranging from 5.0625% to 6.7%, are due January 4, 1999 and were classified as "Notes payable to banks" in the accompanying consolidated balance sheet as of September 30, 1998. The cash proceeds were invested upon receipt on September 30, 1998 in cash equivalents pending the repayment of the New Credit Agreement. Management is currently negotiating the terms of a new long-term credit facility, which it intends to draw upon to repay the short-term loans upon their maturity in January 1999.

       The Company's subsidiaries in the United Kingdom, France, Germany and Austria have agreements with banks providing for short-term revolving advances and overdraft facilities in an aggregate total amount of approximately $5.2 million. In addition, the bank agreements with such subsidiaries also provide for issuance of letters of credit and bank guarantees in an aggregate additional total amount of approximately $4.5 million. At September 30, 1998, aggregate amounts of $3.6 million had been borrowed under these facilities. Revolving borrowings under these agreements bear interest at variable rates ranging from 3.578% to 9% as of September 30, 1998. These bank agreements also provide for long-term borrowings and are generally secured by the assets of the local subsidiary and the guarantee of the Company. Most of these agreements do not have stated expiration dates, but are cancelable by the banks at any time. At September 30, 1998, the Company was contingently liable for outstanding letters of credit and bank guarantees aggregating $1.5 million.

       Borrowings under all of the Company's revolving bank agreements have been classified as "Notes payable to banks" in the accompanying consolidated balance sheets due to the short-term nature of the revolving advances taken under these agreements.

                              WAVETEK CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Employee Retirement Savings Plan

       The Company has a tax deferred retirement savings plan (the "Plan") under
Section 401(k) of the Internal Revenue Code whereby U.S. employees may defer a portion of their compensation through payroll deductions as contributions to the Plan. The Company may match a portion of the savings contribution as prescribed in the Plan. The Company's contributions may be made each year out of accumulated profits in cash, and are at the discretion of the Board of Directors. Contributions by the Company to the Plan were $0.4 million, $0.4 million and $0.2 million for the years ended September 30, 1998, 1997 and 1996, respectively.

8. Lease Commitments

       The Company rents certain office and plant facilities under operating leases which expire at various dates through 2006, except for a land lease in the U.K. extending to 2103. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased property. Certain leases include renewal options and/or options to purchase the leased property. The Company also rents equipment and other facilities on a month-to-month basis. Total rent expense was $3.4 million, $2.2 million and $2.6 million for the years ended September 30, 1998, 1997 and 1996 respectively.

       In 1991, the Company entered into a sale/leaseback arrangement for its San Diego manufacturing facility with an affiliate of a major stockholder. The lease runs through June 2006 with the minimum annual rental of $0.6 million, subject to annual consumer price index adjustments. The Company's gain on the transaction was deferred and is being amortized over the original ten-year lease term.

       At September 30, 1998, the annual future minimum lease payments under noncancelable operating leases and the future minimum annual lease receipts under noncancelable subleases are as follows:

                                                     Lease         Lease
                                                      Payments   Receipts
                                                     ----------- ----------
                                                          (dollars in
                                                          thousands)
              1999................................    $  3,246    $   542
              2000................................       3,012        263
              2001................................       2,829        213
              2002................................       1,993        222
              2003................................       1,740         37
              Later years.........................      11,375       -
                                                     ----------- ----------
              Total minimum lease payments........    $ 24,195    $ 1,277
                                                     ----------- ----------
                                                     ----------- ----------

9. Stockholders' Equity (Deficit)

       Prior to June 11, 1997, the Company had two classes of common stock outstanding, Common Stock and Class B Common Stock. The rights and preferences of both classes of common stock were identical, except that holders of

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9. Stockholders' Equity (Deficit) (Continued)

Common Stock were entitled to one vote per share and holders of Class B Common Stock were entitled to ten votes per share. The Class B Common Stock was convertible, at the holder's option, into shares of Common Stock on a share for share basis. Total common stock authorized and issued and outstanding in each period presented in the accompanying consolidated financial statements included two million shares of Class B Common Stock through June 11, 1997. In connection with the Recapitalization Transactions (Note 3), all shares of Class B Common Stock were repurchased by the Company and the Company's Certificate of Incorporation was amended to eliminate the Class B Common Stock. In September 1998, the Company's authorized capital stock was increased to 55,000,000 shares, of which 50,000,000 shares were designated as Common Stock and 5,000,000 shares were designated as Preferred Stock. All authorized shares have a par value of $.01 per share. No Preferred Stock has been issued by the Company.

       In accordance with the Company's Amended and Restated Stock Option Plan (the "Stock Option Plan"), options to purchase an aggregate of up to 1,320,232 shares of Common Stock may be issued at an exercise price equal to the fair value of the shares on the date of grant. Options generally vest and become exercisable over a period not to exceed five years.

       Prior to the Recapitalization Transactions (Note 3), options to purchase 805,000 common shares had been issued and were outstanding. In connection with the Recapitalization Transactions, the Company accelerated the vesting of these outstanding options such that 75% of each option holders' options became fully vested and the Company offered to make cash payments to each option holder as compensation for the surrender of all or a portion of such vested options in a per share amount equal to the price paid to the selling stockholders in the Recapitalization Transactions. Such surrendering option holders were also required to pay a pro rata portion of the expenses incurred by the selling stockholders. Holders of vested options to purchase 472,100 common shares elected to surrender such options in exchange for payments aggregating approximately $6.8 million. The amount of such payments, and related employer expenses of $0.2 million, were recorded as compensation expense in the accompanying consolidated statement of income for the year ended September 30, 1997.

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9. Stockholders' Equity (Deficit) (Continued)

       A summary of stock option transactions is as follows:

                                                                    Weighted
                                                                     Average
                                                      Shares     Exercise Price
                                                   ------------- ----------------
Outstanding at September 30, 1995...............      786,000        $ 3.19
     Granted....................................      175,000        $ 6.96
     Canceled...................................     (118,000)       $ 2.12
     Exercised..................................         -           $  -
                                                   --------------
Outstanding at September 30, 1996...............      843,000        $ 4.12
     Granted....................................      141,788        $17.91
     Canceled...................................     (525,600)       $ 4.08
     Exercised..................................         -           $  -
                                                   --------------
Outstanding at September 30, 1997...............      459,188        $ 8.43
     Granted....................................       94,830        $17.91
     Canceled...................................      (40,720)       $ 4.58
     Exercised..................................         -           $  -
                                                   --------------
Outstanding at September 30, 1998...............      513,298        $10.48
                                                   --------------
                                                   --------------

       As of September 30, 1998, 1997 and 1996, options to purchase 194,696, 144,149 and 116,000 shares, respectively, were exercisable and at September 30, 1998, 766,934 shares are available for future grant under the Stock Option Plan.

       Exercise prices and weighted average remaining contractual lives for the options outstanding under the Stock Option Plan as of September 30, 1998 are as follows:


                          Options Outstanding                               Options Exercisable
----------------------------------------------------------------------- -----------------------------
                                           Weighted
                                           Average
                          Number of       Remaining        Weighted      Number of       Weighted
                           Options       Contractual       Average        Options        Average
   Exercise Prices       Outstanding     Life (Years)   Exercise Price  Exercisable   Exercise Price
--------------------- ------------------ ------------- ---------------- ------------- ---------------
    $1.25 - $2.57           123,250           4.9          $  1.72         95,750        $ 1.48
    $5.21 - $12.50          158,000           6.9          $  6.41         57,250        $ 6.96
        $17.91              232,048           8.9          $ 17.91         41,696        $17.91
                       -----------------                                -------------
                            513,298                                       194,696
                       -----------------                                -------------
                       -----------------                                -------------

       The weighted average fair value per share of options granted in fiscal 1998 and 1997 is $4.13 and $4.30, respectively. SFAS 123 requires pro forma information to be disclosed regarding the amount of net income determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS 123. For the purpose of determining such pro forma net income, the fair value of these options was estimated as of the date of grant using the minimum value method provided for in SFAS 123 with the following assumptions for 1997 and 1998: risk-free interest rate of 6%, no annual dividends and an expected option life of five years. The effect of applying the minimum value method of SFAS 123 to options granted in 1997 and 1998 did not result in pro forma net income amounts that are materially different from amounts reported. Accordingly, no such pro forma information is presented herein.

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10. Provision For Restructuring Operations

       In fiscal year 1996, the Company initiated a plan to restructure certain corporate management functions, its European manufacturing, service and sales activities and its San Diego manufacturing activities. The restructuring costs primarily include expenses for employee severance and the transition of certain manufacturing operations. A provision for the restructuring of $1.8 million is included in the accompanying consolidated statement of operations for fiscal 1996. The restructuring plan was substantially completed during fiscal 1997.

11. Income Taxes

       The provision (credit) for income taxes is comprised as follows:

                                                                                 Years ended September 30,
                                                                            ------------------------------------
                                                                               1998        1997         1996
                                                                            ----------- ------------ -----------
                                                                                  (dollars in thousands)
              Federal:
                Current..................................................     $(1,312)     $  755       $2,677
                Deferred.................................................        (847)      1,304       (1,945)
                                                                            ----------- ------------ -----------
                                                                               (2,159)      2,059          732
                                                                            ----------- ------------ -----------
              State:
                Current..................................................         (18)        235        1,015
                Deferred.................................................        (248)        215         (498)
                                                                            ----------- ------------ -----------
                                                                                 (266)        450          517
                                                                            ----------- ------------ -----------
              Foreign:
                Current..................................................         856         652        1,117
                Deferred.................................................        (522)       (283)      (1,401)
                                                                            ----------- ------------ -----------
                                                                                  334         369         (284)
                                                                            ----------- ------------ -----------
                Total provision (credit) for income taxes................     $(2,091)     $2,878       $  965
                                                                            ----------- ------------ -----------
                                                                            ----------- ------------ -----------

Income tax provision (credit) is included in the statement of income as follows:

                                                                                 Years ended September 30,
                                                                            ------------------------------------
                                                                               1998        1997         1996
                                                                            ----------- ------------ -----------
                                                                                  (dollars in thousands)

                Continuing operations....................................     $(1,392)     $2,878         $965
                Extraordinary item.......................................        (699)        -            -
                                                                            ----------- ------------ -----------
                                                                              $(2,091)     $2,878         $965
                                                                            ----------- ------------ -----------
                                                                            ----------- ------------ -----------

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11. Income Taxes (Continued)

       The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax expense (credit) from continuing operations is as follows:

                                                                                 Years ended September 30,
                                                                            ------------------------------------
                                                                               1998        1997         1996
                                                                            ----------- ------------ -----------

              Federal income tax at statutory rate.......................      (34.0)%     34.0%         34.0%
              State income taxes, net of federal tax benefit.............       (3.4)       3.3           4.8
              Foreign tax rate below federal statutory rate..............        1.1       (1.2)         (1.4)
              Benefit from foreign sales corporation.....................       (6.1)      (3.6)         (1.0)
              Amortization of goodwill...................................        1.8        1.2           0.8
              Utilization of tax credits.................................       (8.3)        -             -
              Acquired in-process research and development...............       10.5         -            -
              Other, net.................................................        3.6       (1.5)          0.3
                                                                            ----------- ------------ -----------
                                                                               (34.8)      32.2          37.5
              Increase (decrease) in valuation allowance.................        7.9         -          (30.8)
                                                                            ----------- ------------ -----------
              Effective income tax rate..................................      (26.9)%     32.2%          6.7%
                                                                            ----------- ------------ -----------
                                                                            ----------- ------------ -----------



       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1997 and 1998 are set forth in the following table. A valuation allowance of $0.4 million was recognized at September 30, 1998 as an offset to certain of the deferred tax assets, as realization of such assets was uncertain.

       The significant components of deferred tax assets and liabilities at September 30, result from:

                                                                                        1998        1997
                                                                                     ----------- ------------
                                                                                            (dollars in
                                                                                            thousands)
              Deferred tax assets:
                Inventories.......................................................     $   811     $   777
                Accrued and unpaid expenses.......................................       2,141         983
                Deferred income...................................................         274         189
                Credit carryforwards..............................................         727        -
                Foreign net operating loss carryforwards..........................       2,206       1,683
                Other.............................................................         133         130
                Valuation allowance...............................................        (409)       -
                                                                                     ----------- ------------
              Total deferred tax assets...........................................       5,883       3,762
              Deferred tax liability - fixed assets...............................        (492)        (50)
                                                                                     ----------- ------------
              Net deferred tax assets.............................................     $ 5,391     $ 3,712
                                                                                     ----------- ------------
                                                                                     ----------- ------------

       As of September 30, 1998, the Company's German subsidiary had net operating loss carryforwards of approximately $4.7 million, which can be used indefinitely. The Company also has U.S. tax credits of $0.7 million available to offset future income. Credits expire from 2003 through 2012.

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12. Geographic Information

       The Company operates in a single industry segment: the design, manufacture and distribution of electronic test equipment and measurement tools. In the table below, net sales, income before provision for income taxes and total assets are reported based on the location of the Company's facilities. Intercompany transfers are made at arm's length between the various geographic areas.

                                                                       Years ended September 30,
                                                                -----------------------------------------
                                                                    1998          1997          1996
                                                                ------------- ------------- -------------
                                                                         (dollars in thousands)
Net Sales:
United States:
   Net sales to unaffiliated domestic customers................ $   65,483    $   59,921    $   62,069
   Export sales................................................     13,291        16,810        16,876
   Interarea transfers.........................................      7,327         8,923         6,809
                                                                ------------- ------------- -------------
                                                                    86,101        85,654        85,754
Europe:
   Net sales to unaffiliated customers.........................     61,842        77,107        70,141
   Interarea transfers.........................................     21,191        25,548        24,519
                                                                ------------- ------------- -------------
                                                                    83,033       102,655        94,660
Asia:
   Net sales to unaffiliated customers.........................      1,163         1,441         1,907
   Interarea transfers.........................................         10            90            24
                                                                ------------- ------------- -------------
                                                                     1,173         1,531         1,931
Eliminations...................................................    (28,528)      (34,561)      (31,352)
                                                                ------------- ------------- -------------
Consolidated net sales......................................... $  141,779    $  155,279    $  150,993
                                                                ------------- ------------- -------------
                                                                ------------- ------------- -------------
Income (loss) before provision for income taxes and
     extraordinary items:
   United States............................................... $   11,109    $   14,688    $   17,711
   Europe......................................................        850         1,778         3,033
   Asia........................................................        (27)         (375)          724
   Corporate expenses and eliminations.........................    (17,116)       (7,150)       (7,028)
                                                                ------------- ------------- -------------
Consolidated income (loss) before provision for
   income taxes and extraordinary items........................ $   (5,184)   $    8,941    $   14,440
                                                                ------------- ------------- -------------
                                                                ------------- ------------- -------------
Total assets:
   United States............................................... $  128,066    $   86,968    $   82,415
   Europe......................................................     37,823        33,741        34,958
   Asia........................................................      1,691         1,310         1,258
   Eliminations................................................    (58,500)      (44,666)      (49,779)
                                                                ------------- ------------- -------------
Consolidated total assets...................................... $  109,080    $   77,353    $   68,852
                                                                ------------- ------------- -------------
                                                                ------------- ------------- -------------

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13. Litigation and Other Claims

       The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. It is management's opinion that the likely outcome of any such proceedings and claims would not have a material adverse effect on the Company's future results of operations or financial position.

       A matter is pending in the United States District Court for the Southern District of Indiana, involving a claim by Trilithic, Inc. ("Trilithic") that certain products of the Company infringe Trilithic's patent on a radio frequency leakage detection system for a cable network system. Trilithic seeks injunctive and unspecified monetary relief, including enhanced damages for alleged willful infringement. The product line potentially affected by this claim, and by a second patent that has been issued to Trilithic subsequent to the filing of the lawsuit, had fiscal 1998 sales of approximately $6.3 million. Trilithic's complaint, which was served on the Company in March 1997, was the first notice to the Company of Trilithic's patent. This litigation is ongoing and in the event the outcome of the litigation is not favorable, the Company could be required to: (1) redesign existing or future products so that they do not use the rights covered by Trilithic's patent; (2) negotiate licenses from Trilithic to avoid such redesign; (3) withdraw existing products or not introduce future products that are covered by those patent rights and (4) pay Trilithic damages for any infringement since March 1997. It is management's opinion that the outcome of this matter, net of amounts currently accrued, will not have a material adverse effect on the Company's results of operations or financial position.

       In December 1998, the Company received a letter from counsel for certain beneficial owners of the Company's 10 1/8 % Senior Subordinated Notes due 2007 (the "Notes") alleging that, as a result of the Exchange Transaction, a "Change of Control" under the indenture governing such notes (the "Indenture") has occurred and, because the Company has failed to make an offer to purchase the Notes, that an Event of Default under the Indenture has occurred. The Company believes that the Exchange Transaction did not result in a Change of Control under the Indenture and that the Company was not required to make an offer to purchase the Notes.

       In January 1998, the Company was sued by a competitor for infringement by the Company and certain of its CATV test equipment products of a patent owned by the competitor. In July 1998, the Company reached an agreement to settle the action on terms that included a payment by the Company to the competitor of $0.4 million to settle all claims arising from the Company sales for all prior periods and through December 31, 1998, and a license to the Company under the the competitor's patent commencing January 1, 1999. Fixed payments are to be made annually in connection with the license, commencing January 1, 1999, in the amount of $0.8 million for each of the next six years. The definitive settlement agreement will not have material adverse effect on the Company or its ability to develop new products. The Company intends to record the royalty payments to expense, commencing January 1999, in proportion to the revenue generated from the products effected by the patent at an amount at least equal to the annual payment and not to exceed a six year period.

       The Company was notified in fiscal 1997 by a competitor that it believed that certain products of the Company infringed on a patent issued to the competitor. In November 1997, the Company entered into a license agreement with the competitor under which the Company obtained a retroactive and prospective license to the patent for a licensing fee of $3 million, payable $1 million on January 1, 1998, and $0.7 million on or before the first business day of each calendar years 1999, 2000 and 2001. The Company is recording the licensing fee as expense in proportion to the revenue generated from the products affected by the patent over a period not exceeding the patent life. Accordingly, the Company had accrued, in "other current liabilities," $0.9 million as of September 30, 1997, of which a significant amount was provided in prior years, representing the estimated portion of the license fee that related to revenue recognized through September 30, 1997.

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13. Litigation and Other Claims (Continued)

For fiscal 1998, expense of $0.5 million was recorded in connection with this agreement in proportion to revenue received in fiscal 1998.

14. Supplemental Condensed Consolidating Financial Data

       The Company's payment obligations under the Notes issued in the Recapitalization Transactions are guaranteed by all of the Company's current and future domestic subsidiaries (collectively, the "Subsidiary Guarantors"). Wavetek U.S. Inc. and its subsidiary Digital Transport Systems, Inc. are the only Subsidiary Guarantors for the periods presented. Such guarantees are full and unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has deemed that they would not be material to investors. The following supplemental condensed consolidating financial data sets forth, on an unconsolidated basis, balance sheets, statements of income and statements of cash flows data for (i) the Company ("Wavetek Corporation"), (ii) the current Subsidiary Guarantors and
(iii) the Company's current foreign subsidiaries (the "Foreign Subsidiaries"). The supplemental financial data reflects the investments of Wavetek Corporation in the Subsidiary Guarantors and the Foreign Subsidiaries using the equity method of accounting.

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14. Supplemental Condensed Consolidating Financial Data (Continued)

                          Consolidating Balance Sheets
                            As of September 30, 1998
                             (dollars in thousands)

                                                      Wavetek    Subsidiary   Foreign
                                                    Corporation  Guarantors   Subsidiaries Eliminations   Consolidated
                                                   ------------- ------------ ----------- ------------------------------
                                                        ASSETS
Current assets:
   Cash and cash equivalents......................    $    19      $31,636      $   872     $     -        $  32,527
   Accounts receivable (less allowance for
     doubtful accounts of $1,550).................      8,710       16,042       20,673       (18,731)        26,694
   Inventories....................................        -          7,295       11,154          (710)        17,739
   Refundable income taxes........................      1,160          -            -             -            1,160
   Deferred income taxes..........................      3,592        2,291          -             -            5,883
   Other current assets...........................        118          286        1,347           -            1,751
                                                   -------------- ------------ ----------- --------------- ---------------
Total current assets..............................     13,599       57,550       34,046       (19,441)        85,754
Property and equipment, net.......................      1,611        4,786        5,317           -           11,714
Debt issuance costs, net..........................      2,877          -              -           -            2,877
Intangible assets, net............................      2,957        3,985           30           -            6,972
Deferred income taxes.............................        -            -            -             -              -
Other assets......................................        213        1,514           96           (60)         1,763
Investment in subsidiaries........................     38,974          -             25       (38,999)           -
                                                   -------------- ------------ ----------- --------------- ---------------
Total assets......................................   $ 60,231      $67,835    $  39,514     $ (58,500)     $ 109,080
                                                   -------------- ------------ ----------- --------------- ---------------
                                                   -------------- ------------ ----------- --------------- ---------------

                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable to banks.........................   $ 34,463     $      5    $   3,568     $     -        $  38,036
   Trade accounts payable.........................      2,805       15,349       13,879       (16,944)        15,089
   Accrued compensation...........................        714        2,593        4,522           -            7,829
   Income taxes payable...........................    (10,839)       9,978        1,002           -              141
   Other current liabilities......................      3,165        5,749        5,311        (1,788)        12,437
   Current maturities of long-term obligations....     24,000          741          -             -           24,741
                                                   -------------- ----------- ----------- ---------------- -------------
Total current liabilities.........................     54,309       34,415       28,281       (18,732)        98,273
Long-term obligations, less current maturities....     85,000        2,944           60           (60)        87,944
Deferred income and other liabilities.............        244        1,914           27           -            2,185
Commitments and contingencies.....................
Stockholders' equity (deficit):
   Common stock...................................         49          -            -             -               49
   Additional paid-in capital.....................     43,741        2,137       15,064       (17,201)        43,741
   Retained earnings (accumulated deficit)........   (123,351)      26,425       (4,157)      (22,268)      (123,351)
   Foreign currency translation adjustments.......        239         -             239          (239)           239
                                                   -------------- ----------- ----------- ---------------- -------------
Total stockholders' equity (deficit)..............    (79,322)      28,562       11,146       (39,708)       (79,322)
                                                   -------------- ----------- ----------- ---------------- -------------
                                                   -------------- ----------- ----------- ---------------- -------------
Total liabilities and stockholders' equity
(deficit).........................................  $ 60,231      $67,835    $  39,514     $ (58,500)     $ 109,080
                                                   -------------- ----------- ----------- --------------- --------------
                                                   -------------- ----------- ----------- --------------- --------------

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14. Supplemental Condensed Consolidating Financial Data (Continued)

                          Consolidating Balance Sheets
                            As of September 30, 1997
                             (dollars in thousands)

                                                      Wavetek     Subsidiary      Foreign
                                                    Corporation    Guarantor    Subsidiaries  Eliminations    Consolidated
                                                   -------------- ------------- ------------- -------------- ---------------
                                                          ASSETS
Current assets:
   Cash and cash equivalents......................    $    -       $  4,575        $  1,120      $    -          $ 5,695
   Short-term investments, available for sale.....         -            996             -             -              996
   Accounts receivable (less allowance for
     doubtful accounts of $851)...................       (103)       20,202          16,230       (10,469)        25,860
   Inventories....................................         -          5,758          11,084          (905)        15,937
   Refundable income taxes........................      4,134        (3,521)              3           -              616
   Deferred income taxes..........................      2,301         1,310             -             -            3,611
   Other current assets...........................         63           246           1,421           -            1,730
                                                   -------------- ------------- ------------- -------------- ---------------
Total current assets..............................      6,395        29,566          29,858       (11,374)        54,445
Property and equipment, net.......................      5,690         4,428           5,015           (23)        15,110
Debt issuance costs, net..........................      4,233            -              -             -            4,233
Intangible assets, net............................      3,224            -               57           -            3,281
Deferred income taxes.............................         (4)          105             -             -              101
Other assets......................................        226            46              96          (185)           183
Investment in subsidiaries........................     33,059            -               25       (33,084)           -
                                                   -------------- ------------- ------------- -------------- ---------------
Total assets......................................    $52,823      $ 34,145        $ 35,051     $ (44,666)       $77,353
                                                   -------------- ------------- ------------- -------------- ---------------
                                                   -------------- ------------- ------------- -------------- ---------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Notes payable to banks.........................    $   -        $     -         $  3,859     $     -          $ 3,859
   Trade accounts payable.........................      5,215         5,795          12,817       (10,471)        13,356
   Accrued compensation...........................        418         1,486           4,130           -            6,034
   Income taxes payable...........................         -             -              522           -              522
   Other current liabilities......................      4,727         3,042           2,077             1          9,847
   Current maturities of long-term obligations....      1,097            -              875           -            1,972
                                                   -------------- ------------- ------------- -------------- ---------------
Total current liabilities.........................     11,457        10,323          24,280       (10,470)        35,590
Long-term obligations, less current maturities....    112,971            -              186          (185)       112,972
Deferred income and other liabilities.............         35           369              27           -              431
Commitments and contingencies.....................
Stockholders' equity (deficit):
   Common stock...................................         49            -              -             -               49
   Additional paid-in capital.....................     43,741         2,137          15,064       (17,201)        43,741
   Retained earnings (accumulated deficit)........   (115,048)       21,316          (4,124)      (17,192)      (115,048)
   Foreign currency translation adjustments.......       (382)           -             (382)          382           (382)
                                                   -------------- ------------- ------------- -------------- ---------------
Total stockholders' equity (deficit)..............    (71,640)       23,453          10,558       (34,011)       (71,640)
                                                   -------------- ------------- ------------- -------------- ---------------
                                                   -------------- ------------- ------------- -------------- ---------------
Total liabilities and stockholders' equity            $ 52,823     $ 34,145        $ 35,051     $ (44,666)       $77,353
(deficit).........................................
                                                   -------------- ------------- ------------- -------------- ---------------
                                                   -------------- ------------- ------------- -------------- ---------------

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14. Supplemental Condensed Consolidating Financial Data (Continued)

                       Consolidating Statements of Operations
                      For the Year Ended September 30, 1998
                             (dollars in thousands)

                                                      Wavetek     Subsidiary      Foreign
                                                    Corporation   Guarantors    Subsidiaries   Eliminations  Consolidated
                                                   ------------- -------------- ------------- -------------- --------------

Net sales.........................................   $    -         $86,101       $  84,206     $(28,528)      $ 141,779
Cost of goods sold................................        11         37,964          53,077      (28,745)         62,307
                                                   ------------- -------------- ------------- -------------- --------------
Gross margin......................................       (11)        48,137          31,129          217          79,472
Operating expenses:
   Marketing and selling..........................     2,091         19,411          16,873          -            38,375
   Research and development.......................       (23)        10,122           6,934          -            17,033
   General and administrative.....................     3,478          6,913           5,084          -            15,475
   Acquired in-process technology.................        -           1,521            -             -             1,521
                                                   ------------- -------------- ------------- -------------- --------------
                                                       5,546         37,967          28,891          -            72,404
                                                   ------------- -------------- ------------- -------------- --------------
Operating income (loss)...........................    (5,557)        10,170           2,238          217           7,068

   Interest income................................        18            190              16          (23)            201
   Interest expense...............................   (11,878)           (48)           (246)          23         (12,149)
   Equity in net income of subsidiaries...........     5,298            -              -          (5,298)           -
   Other, net.....................................        80            797          (1,186)           5            (304)
                                                   ------------- -------------- ------------- -------------- --------------
                                                      (6,482)           939          (1,416)      (5,293)        (12,252)
                                                   ------------- -------------- ------------- -------------- --------------
Income (loss) before provision (credit) for income
   taxes and extraordinary items..................   (12,039)        11,109             822       (5,076)         (5,184)
Provision (credit) for income taxes...............    (8,247)         5,999             856          -            (1,392)
                                                   ------------- -------------- ------------- -------------- --------------
Net income (loss) before extraordinary items......    (3,792)         5,110             (34)      (5,076)         (3,792)
Extraordinary items, net of taxes.................    (4,511)           -              -             -            (4,511)
                                                   ------------- -------------- ------------- -------------- --------------
Net income (loss).................................   $(8,303)       $ 5,110       $     (34)    $ (5,076)      $  (8,303)
                                                   ------------- -------------- ------------- -------------- --------------
                                                   ------------- -------------- ------------- -------------- --------------


                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14. Supplemental Condensed Consolidating Financial Data (Continued)

                     Consolidating Statements of Operations
                      For the Year Ended September 30, 1997
                             (dollars in thousands)

                                                      Wavetek     Subsidiary      Foreign
                                                    Corporation    Guarantor    Subsidiaries   Eliminations  Consolidated
                                                   ------------- -------------- ------------- -------------- --------------

Net sales.........................................   $    -         $85,654       $ 104,186     $(34,561)      $ 155,279
Cost of goods sold................................      (551)        37,992          68,599      (34,724)         71,316
                                                   ------------- -------------- ------------- -------------- --------------
Gross margin......................................       551         47,662          35,587          163          83,963
Operating expenses:
   Marketing and selling..........................     1,123         17,912          18,352          -            37,387
   Research and development.......................       (47)         9,533           5,862          -            15,348
   General and administrative.....................     2,608          3,757           4,387          (10)         10,742
   Stock option compensation related to
     recapitalization.............................     1,926          2,318           2,817          -             7,061
                                                   ------------- -------------- ------------- -------------- --------------
                                                       5,610         33,520          31,418          (10)         70,538
                                                   ------------- -------------- ------------- -------------- --------------
Operating income (loss)...........................    (5,059)        14,142           4,169          173          13,425
Non-operating income (expense):
   Interest income................................        76            282              32          (75)            315
   Interest expense...............................    (3,842)           -              (241)          75          (4,008)
   Equity in net income of subsidiaries...........     9,948            -               -         (9,948)           -
   Other, net.....................................     1,502            264          (2,557)         -              (791)
                                                   ------------- -------------- ------------- -------------- --------------
                                                       7,684            546          (2,766)      (9,948)         (4,484)
                                                   ------------- -------------- ------------- -------------- --------------
Income before provision (credit) for income taxes.     2,625         14,688           1,403       (9,775)          8,941
Provision (credit) for income taxes...............    (3,438)         5,581             735          -             2,878
                                                   ------------- -------------- ------------- -------------- --------------
Net income........................................   $ 6,063        $ 9,107     $       668     $ (9,775)      $   6,063
                                                   ------------- -------------- ------------- -------------- --------------
                                                   ------------- -------------- ------------- -------------- --------------


                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



14. Supplemental Condensed Consolidating Financial Data (Continued)

                     Consolidating Statements of Operations
                      For the Year Ended September 30, 1996
                             (dollars in thousands)

                                                  Wavetek      Subsidiary     Foreign
                                                Corporation    Guarantor    Subsidiaries  Eliminations     Consolidated
                                                ------------- ------------- ------------- --------------- ---------------

Net sales......................................    $    -        $85,754       $96,592      $ (31,353)       $150,993
Cost of goods sold.............................        616        42,141        60,774        (31,167)         72,364
                                                ------------- ------------- ------------- --------------- ---------------
Gross margin...................................       (616)       43,613        35,818           (186)         78,629

Operating expenses:
   Marketing and selling.......................        959        16,215        19,023            -            36,197
   Research and development....................        (52)        5,451         7,518            -            12,917
   General and administrative..................      3,374         4,323         3,927            (12)         11,612
   Provisions for restructuring operations.....      1,832           -             -              -             1,832
                                                ------------- ------------- ------------- --------------- ---------------
                                                     6,113        25,989        30,468            (12)         62,558
                                                ------------- ------------- ------------- --------------- ---------------
Operating income (loss)........................     (6,729)       17,624         5,350           (174)         16,071
Non-operating income (expense):
   Interest income.............................        142            76            83           (134)            167
   Interest expense............................       (388)          (77)         (431)           134            (762)
   Equity in net income of subsidiaries........     17,952           -             -          (17,952)            -
   Other, net..................................        483            88        (1,245)          (362)         (1,036)
                                                ------------- ------------- ------------- --------------- ---------------
                                                    18,189            87        (1,593)       (18,314)         (1,631)
                                                ------------- ------------- ------------- --------------- ---------------
Income before provision (credit) for income
  taxes........................................     11,460        17,711         3,757        (18,488)         14,440
Provision (credit) for income taxes............     (2,015)        1,863         1,117            -               965
                                                ------------- ------------- ------------- --------------- ---------------
Net income.....................................    $13,475       $15,848       $ 2,640      $ (18,488)      $  13,475
                                                ------------- ------------- ------------- --------------- ---------------
                                                ------------- ------------- ------------- --------------- ---------------

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14. Supplemental Condensed Consolidating Financial Data (Continued)

                Condensed Consolidating Statements of Cash Flows
                      For the Year Ended September 30, 1998
                             (dollars in thousands)

                                                    Wavetek      Subsidiary     Foreign
                                                  Corporation    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash provided by (used in) operating
   activities....................................  $(28,856)      $ 27,800          $945         $ -          $   (111)
Investing activities
Purchase of property and equipment...............      (440)        (1,660)       (1,818)          -            (3,918)
Proceeds from sale of property and equipment.....      -               (72)          360           -               288
Sale of short-term investments...................      -               996           -             -               996
Merger costs paid in cash........................    (1,629)           -             -             -            (1,629)
Other investing activities.......................        11             (3)          -             -                 8
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash used in investing activities............    (2,058)          (739)       (1,458)          -            (4,255)
Financing activities
Proceeds from revolving lines of credit and
   long-term obligations.........................    35,762            -             923           -            36,685
Principal payments on revolving lines of credit
   and long-term obligations.....................    (3,033)           -          (2,356)          -            (5,389)
Loan from Wavetek Corporation to subsidiary......    (1,797)           -           1,797           -               -
Repayment of loan from Wavetek Corporation
   to subsidiary.................................       125            -            (125)          -               -
Debt issuance costs and other....................      (124)           -             -             -              (124)
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash provided by financing activities........    30,933            -             239           -            31,172
Effect of exchange rate changes on cash and
   cash equivalents..............................      -               -              26           -                26
                                                  ------------- ------------- ------------- -------------- ---------------
Increase (decrease) in cash and cash
   equivalents...................................        19         27,061          (248)          -            26,832
Cash and cash equivalents at beginning of
  year...........................................      -             4,575         1,120           -             5,695
                                                  ------------- ------------- ------------- -------------- ---------------
Cash and cash equivalents at end of year......... $      19       $ 31,636          $872         $ -          $ 32,527
                                                  ------------- ------------- ------------- -------------- ---------------
                                                  ------------- ------------- ------------- -------------- ---------------

                               WAVETEK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Supplemental Condensed Consolidating Financial Data (Continued)

                Condensed Consolidating Statements of Cash Flows
                      For the Year Ended September 30, 1997
                             (dollars in thousands)

                                                    Wavetek      Subsidiary     Foreign
                                                  Corporation    Guarantor    Subsidiaries  Eliminations   Consolidated
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash provided by (used in) operating
   activities....................................    $ (6,832)  $  12,469        $ 1,898         $  -          $7,535
Investing activities
Purchase of property and equipment...............      (1,532)     (1,896)        (2,606)           -          (6,034)
Purchase of short-term investments...............        -         (3,000)             -            -          (3,000)
Sale of short-term investments...................        -          2,004              -            -           2,004
Other investing activities.......................          27         153              2            -             182
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash used in investing activities............      (1,505)     (2,739)        (2,604)           -          (6,848)
Financing activities
Net proceeds from issuance of common shares......      42,849           -              -            -          42,849
Repurchase of common shares and stock options..      (152,564)          -              -            -        (152,564)
Proceeds from revolving lines of credit, notes
   payable and long-term obligations.............     110,000           -          5,030            -         115,030
Principal payments on revolving lines of credit
   and long-term obligations.....................         (94)          -         (1,747)           -          (1,841)
Debt issuance costs..............................      (4,417)          -              -                       (4,417)
Dividends from subsidiaries to Wavetek
   Corporation...................................      11,304     (10,000)        (1,304)           -               -
Capital contributions from Wavetek
   Corporation to subsidiaries...................      (2,578)          -          2,578            -               -
Repayment of loans from Wavetek Corporation
   to subsidiaries...............................       3,837           -         (3,837)           -               -
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash provided by (used in) financing
   activities....................................       8,337     (10,000)           720            -            (943)
Effect of exchange rate changes on cash and
   cash equivalents..............................        -              -           (175)           -            (175)
                                                  ------------- ------------- ------------- -------------- ---------------
Decrease in cash and cash equivalents............        -           (270)          (161)           -            (431)
Cash and cash equivalents at beginning of year...        -          4,845          1,281            -           6,126
                                                  ------------- ------------- ------------- -------------- ---------------
Cash and cash equivalents at end of year.........    $   -      $   4,575        $ 1,120         $  -          $5,695
                                                  ------------- ------------- ------------- -------------- ---------------
                                                  ------------- ------------- ------------- -------------- ---------------

                Condensed Consolidating Statements of Cash Flows
                      For the Year Ended September 30, 1996
                             (dollars in thousands)

                                                    Wavetek      Subsidiary     Foreign
                                                  Corporation    Guarantor    Subsidiaries  Eliminations    Consolidated
                                                  ------------- ------------- ------------- -------------- ---------------

Net cash provided by operating activities........    $1,285        $9,252        $ 4,539         $  -         $ 15,076
Investing activities
Purchase of property and equipment...............      (236)       (2,631)        (1,677)           -           (4,544)
Other investing activities.......................       200           501           (107)           -              594
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash used in investing activities............       (36)       (2,130)        (1,784)           -           (3,950)
Financing activities
Proceeds from revolving lines of credit, notes
   payable and long-term obligations.............        -         11,713          3,219            -           14,932
Principal payments on revolving lines of credit
   and long-term obligations.....................       (85)      (16,246)        (7,244)           -          (23,575)
Dividends from subsidiaries to
   Wavetek Corporation...........................       553            -            (553)           -              -
Loans from Wavetek Corporation to subsidiaries...    (3,819)           -           3,819            -              -
Repayment of loans from Wavetek Corporation  to
   subsidiaries..................................     2,102            -          (2,102)           -              -
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash used in financing activities............    (1,249)       (4,533)        (2,861)           -           (8,643)
Effect of exchange rate changes on cash and cash
   equivalents...................................        -             -             (46)           -              (46)
                                                  ------------- ------------- ------------- -------------- ---------------
Increase (decrease) in cash and cash equivalents.        -          2,589           (152)           -            2,437
Cash and cash equivalents at beginning of year...        -          2,256          1,433            -            3,689
                                                  ------------- ------------- ------------- -------------- ---------------
Cash and cash equivalents at end of year.........    $   -         $4,845        $ 1,281         $  -         $  6,126
                                                  ------------- ------------- ------------- -------------- ---------------
                                                  ------------- ------------- ------------- -------------- ---------------

 UNAUDITED PROFORMA COMBINED FINANCIAL DATA OF WAVETEK WANDEL & GOLTERMANN, INC.

                                                                           Page
Unaudited Pro Forma Combined Statement of Operations...................     109
Notes to Unaudited Pro Forma Combined Statement of Operations..........     110

                  UNAUDITED PRO FORMA COMBINED FINANCIAL DATA

       The following unaudited pro forma combined statement of operations data for the fiscal year ended September 30, 1998 are derived from the Company's consolidated financial statements and Wavetek's consolidated financial statements, both included elsewhere in this Annual Report, as adjusted to give effect to the Exchange Transaction as if it had occurred on October 1, 1997. The pro forma adjustments are based upon available data and certain assumptions that the Company believes are reasonable. The unaudited pro forma combined statement of operations data does not purport to represent what the Company's results of operations would actually have been had the Exchange Transaction in fact occurred on October 1, 1997, or project the Company's results of operations for any future period. The unaudited pro forma combined statement of operations data should be read in conjunction with the consolidated financial statements of the Company, the consolidated financial statements of Wavetek and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

              UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS

                                                                      Fiscal Year Ended September 30, 1998
                                                   ---------------------------------------------------------------------------
                                                                                  Pro Forma                      Pro Forma
                                                    The Company     Wavetek      Adjustments       Notes          Combined
                                                   ------------- -------------- -------------- --------------- ---------------
                                                                (dollars in thousands, except per share amounts)
Net sales.........................................   $ 327,888    $  141,779      $     -                        $ 469,667
Cost of goods sold................................     130,863        62,307          2,700         (1)            195,870
                                                   ------------ -------------- ---------------                ---------------
Gross margin......................................     197,025        79,472         (2,700)                       273,797
                                                   ------------ -------------- ---------------                ---------------
Operating expenses:
   Marketing and selling..........................      95,338        38,375          2,190         (2)            135,903
   Research and development.......................      47,730        17,033            -                           64,763
   General and administrative.....................      26,019        15,475         13,587         (3)             55,081
   Acquired in-process research and development...      32,925         1,521        (11,800)        (4)             22,646
   Provision for restructuring operations and
     other non-recurring charges..................       9,369          -            (4,548)        (5)              4,821
                                                   ------------ -------------- ---------------                ---------------
                                                       211,381        72,404           (571)                       283,214
                                                   ------------ -------------- ---------------                ---------------
Operating income (loss)...........................     (14,356)        7,068         (2,129)                        (9,417)
                                                   ------------ -------------- ---------------                ---------------

Non-operating income/(expense):
   Interest income................................         977           201            -                            1,178
   Interest expense...............................      (7,629)      (12,149)           -                          (19,778)
   Other, net.....................................      (4,814)         (304)           -                           (5,118)
                                                   ------------ -------------- ---------------                ---------------
                                                       (11,466)      (12,252)           -                          (23,718)
                                                   ------------ -------------- ---------------                ---------------
Income (loss) before provision (credit) for income
   taxes and minority interest in loss............     (25,822)       (5,184)        (2,129)                       (33,135)
Provision (credit) for income taxes...............       6,541        (1,392)        (4,574)        (6)                575
Minority interest in loss.........................      (5,096)         -               -                           (5,096)
                                                   ------------ -------------- ---------------                ---------------
Income (loss) before extraordinary item...........   $ (27,267)  $    (3,792)     $   2,445                      $ (28,614)
                                                   ------------ -------------- ---------------                ---------------
                                                   ------------ -------------- ---------------                ---------------
Income (loss) per share before extraordinary
   items - basic and diluted......................   $   (3.28)  $     (0.78)                                    $   (2.17)
                                                   ------------ --------------                                ---------------
                                                   ------------ --------------                                ---------------
Average common shares outstanding - basic
   and diluted....................................       8,317         4,885                                        13,202
                                                   ------------ --------------                                ---------------
                                                   ------------ --------------                                ---------------
EBITDA............................................   $  38,152   $    12,227      $     -           (7)          $  50,379
                                                   ------------ -------------- ---------------                ---------------
                                                   ------------ -------------- ---------------                ---------------

         NOTES TO UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS

(1) To adjust cost of goods sold resulting from the adjustment of inventory to fair value.

(2) To record additional amortization expense related to increase in intangible assets. Such amounts, related to distributor agreements, are expected to be amortized over a twelve month period.

(3) To record additional amortization expense related to increase in intangible assets. Such amounts are expected to be amortized over the following useful lives:


                                              Annual
                 Intangible Asset          Amortization              Life
                 ----------------          ------------              ----
         Core technologies..............     $  8,410              10 years
         Assembled work force...........        1,400               5 years
         Goodwill.......................        3,777              15 years
                                           -------------
                                             $ 13,587
                                           -------------
                                           -------------

(4) To reverse one-time charge related to write off of acquired in-process research and development related to the Exchange Transaction.

(5) To reverse one-time charge for provisions for restructuring operations and other non-recurring charges related to the Exchange Transaction.

(6) To record the tax benefit associated with the increase in cost of goods sold and the amortization related to the identifiable intangible assets, excluding goodwill, net of the reversal of the tax benefit associated with restructuring provisions of $1.4 million.

(7) EBITDA is operating income (loss) plus depreciation and amortization expense, acquired in-process research and development, provisions for restructuring and other non-recurring charges and the one-time non-cash increase in cost of goods sold resulting from the adjustment of inventories to fair value (see note (1)). While EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows, the Company has included EBITDA because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a Company's ability to service debt.

       Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  WAVETEK WANDEL & GOLTERMANN, INC.

                                                  /S/ VICKIE L. CAPPS
                                  ---------------------------------------------
                                  Vickie L. Capps
                                  Senior Vice President-Finance, Treasurer,
                                  Secretary and Acting Chief Financial Officer
                                  Dated: December 14, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                 Date

           /S/ PETER WAGNER                        December 14, 1998
----------------------------------------
Peter Wagner
President, Chief Executive Officer and
Director

        /S/ TERENCE J. GOODING                     December 14, 1998
----------------------------------------
Terence J. Gooding
Co-Chairman of the Board

          /S/ ALBRECHT WANDEL                      December 14, 1998
----------------------------------------
Albrecht Wandel
Co-Chairman of the Board

          /S/ VICKIE L. CAPPS                      December 14, 1998
----------------------------------------
Vickie L. Capps
Senior Vice President-Finance
Treasurer, Secretary and Acting  Chief
Financial Officer

           /S/ MALCOLM BATES                       December 14, 1998
----------------------------------------
Malcolm Bates
Director

          /S/ SUSAN SCHNABEL                       December 14, 1998
----------------------------------------
Susan Schnabel
Director