Form 10-K/A
period 1998-09-30
WAVETEK WANDEL & GOLTERMANN INC
filed 1999-02-16
CIK 1043015

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    FORM 10-K/A
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                      of 1934
                   For the fiscal year ended September 30, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                For the transition period from _____ to _____.

                          Commission file number 333-32195
                         WAVETEK WANDEL & GOLTERMANN, INC.
                         ---------------------------------
               (Exact name of registrant as specified in its charter)

                DELAWARE                            33-0457664
                --------                            ----------
        (State or Other Jurisdiction             (I.R.S. Employer
     of Incorporation or Organization)          Identification No.)

       1030 SWABIA COURT
       RESEARCH TRIANGLE PARK, NC                             27709-3585
       --------------------------                             ----------
       (Address of Principal Executive Offices)               (Zip Code)

                                 (919) 941-5730
                                 --------------
               Registrant's Telephone Number, Including Area Code

    Securities registered pursuant to
        Section 12(b) of the Act:
          Title of each class:        Name of each exchange on which registered:
             Not applicable.                          Not applicable.
------------------------------------- ------------------------------------------

Securities pursuant to section 12(g) of the Act:

                    10 1/8 % Senior Subordinated Notes Due 2007
                    -------------------------------------------
                              (Title of class)

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

                                                                                  YEARS ENDED SEPTEMBER 30,
                                                             ----------------------------------------------------------------------
                                                                1998            1997           1996           1995          1994
                                                             ----------      ----------     ----------     ----------    ----------
                                                                                      (DOLLARS IN THOUSANDS)
STATEMENT OF INCOME DATA:
Net sales . . . . . . . . . . . . . . . . . . . . . . . . .   $327,888        $281,887       $242,984       $227,455      $208,359
Cost of goods sold. . . . . . . . . . . . . . . . . . . . .    130,863         113,812         98,466         92,336        80,156
                                                             ----------      ----------     ----------     ----------    ----------
Gross margin. . . . . . . . . . . . . . . . . . . . . . . .    197,025         168,075        144,518        135,119       128,203
Operating expenses:
  Marketing and selling . . . . . . . . . . . . . . . . . .     95,338          82,687         68,938         70,815        57,965
  Research and development. . . . . . . . . . . . . . . . .     47,730          37,322         34,528         37,044        32,434
  General and administrative. . . . . . . . . . . . . . . .     26,019          25,609         27,003         27,287        29,534
  Acquired in-process research and
       development (1). . . . . . . . . . . . . . . . . . .     32,925           1,743            362              -             -
  Provisions for restructuring operations and other
       non-recurring charges (2). . . . . . . . . . . . . .      9,369               -              -          6,855         7,202
                                                             ----------      ----------     ----------     ----------    ----------
                                                               211,381         147,361        130,831        142,001       127,135
                                                             ----------      ----------     ----------     ----------    ----------
Operating income (loss) . . . . . . . . . . . . . . . . . .    (14,356)         20,714         13,687         (6,882)        1,068
Non-operating income (expense):
  Interest income . . . . . . . . . . . . . . . . . . . . .        977           1,610          1,172          1,332           464
  Interest expense. . . . . . . . . . . . . . . . . . . . .     (7,629)         (8,509)        (9,340)       (10,591)       (8,461)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . .     (4,814)            790            861           (602)       16,404
                                                             ----------      ----------     ----------     ----------    ----------
                                                               (11,466)         (6,109)        (7,307)        (9,861)        8,407
                                                             ----------      ----------     ----------     ----------    ----------
Income (loss) before provision (credit) for
  income taxes. . . . . . . . . . . . . . . . . . . . . . .    (25,822)         14,605          6,380        (16,743)        9,475
Provision (credit) for income taxes . . . . . . . . . . . .      6,541           7,362           (250)       (10,667)         (266)
Minority interest in income (loss). . . . . . . . . . . . .     (5,096)            185          2,273            536         1,628
                                                             ----------      ----------     ----------     ----------    ----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $ (27,267)      $   7,058      $   4,357      $  (6,612)    $   8,113
                                                             ----------      ----------     ----------     ----------    ----------
                                                             ----------      ----------     ----------     ----------    ----------
OTHER FINANCIAL DATA:
EBITDA (3). . . . . . . . . . . . . . . . . . . . . . . . .    $38,152         $32,161        $23,366         $9,288       $17,336
Depreciation and amortization expenses. . . . . . . . . . .     10,214           9,704          9,317          9,315         9,066
EBITDA as a percentage of sales . . . . . . . . . . . . . .       11.6%           11.4%           9.6%           4.1%          8.3%
Ratio of earnings to fixed charges (4). . . . . . . . . . .       (1.7)x           2.5x           1.6x          (0.2)x         1.9x

                                                                                     AS OF SEPTEMBER 30,
                                                                1998            1997           1996           1995          1994
                                                             ----------------------------------------------------------------------
BALANCE SHEET DATA (5):
Cash and cash equivalents (6) . . . . . . . . . . . . . . .  $   6,635       $   9,400      $  14,416     $    8,857     $   8,986
Total assets. . . . . . . . . . . . . . . . . . . . . . . .    484,524         222,208        235,935        232,395       215,618
Total debt (7). . . . . . . . . . . . . . . . . . . . . . .    248,328          93,901        116,232        123,540       110,056
Stockholders' equity (deficit). . . . . . . . . . . . . . .     25,414          18,607          9,408          2,225        (5,975)

                         (SEE NOTES ON FOLLOWING PAGE)

-----------
(1) In connection with the Exchange Transaction and its acquisitions of Wandel & Goltermann Technologies, Inc. ("WGTI"), Switching Test Solutions AG, Tinwald Networking Technologies Inc., and Network Intelligence, Inc., the Company recorded acquired in-process research and development of $32.9 million in fiscal 1998, $1.7 million in fiscal 1997 and $0.4 million in fiscal 1996. These amounts are included in operating expenses.

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

(3) EBITDA is operating income plus depreciation and amortization expense, acquired in-process research and development and provisions for restructuring operations and other non-recurring charges. The Company's definition of EBITDA is consistent with the definition of Consolidated Cash Flow in the Indenture related to the Company's 10-1/8% Senior Subordinated Notes due June 15, 2007 (the "Indenture"). While EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows, the Company has included EBITDA because it may be viewed as an indicator of compliance with certain covenants in the Indenture and is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a Company's ability to service debt. EBITDA as presented by the Company herein may not be comparable to similarly titled measures reported by other companies. In addition, the amount reported by the Company as EBITDA may not be fully available for management's discretionary use due to the Company's needs to conserve funds for debt service, capital expenditures and other commitments.

(3) For purposes of computing this ratio, earnings consist of income (loss) before provision (credit) for income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of the rent expense from operating leases, which management believes is a reasonable approximation of the interest factor of the rent.

(4) The consolidated balance sheet data of the Company as of September 30, 1998 reflects the Exchange Transaction and the related purchase accounting adjustments.

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

ITEM 8.   FINANCIAL STATEMENTS


          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF WAVETEK WANDEL & GOLTERMANN, INC.
                                                                                                                    Page
                                                                                                                    ----
Report of Arthur Andersen LLP, Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . .        4
Consolidated Balance Sheets as of September 30, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . .        5
Consolidated Statements of Operations for each of the three years in the period ended
   September 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended
   September 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7
Consolidated Statements of Cash Flows for each of the three years in the period ended
   September 30, 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9

The Board of Directors and Stockholders
Wavetek Wandel & Goltermann, Inc.

    We have audited the accompanying consolidated balance sheets of Wavetek Wandel & Goltermann, Inc. (as described in Note 1) as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998 (as revised as discussed in Note 3). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                                                             ARTHUR ANDERSEN LLP

Raleigh, North Carolina
February 2, 1999

                          WAVETEK WANDEL & GOLTERMANN, INC.

                             CONSOLIDATED BALANCE SHEETS
               (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                              SEPTEMBER 30,
                                                                                          1998           1997
                                                                                       ---------      ---------
                        ASSETS
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .       $ 35,544       $  9,400
     Accounts receivable (less allowance for doubtful accounts
       of $4,432 in 1998 and $1,938 in 1997) . . . . . . . . . . . . . . . . . .         92,281         53,490
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         74,886         52,968
     Notes receivable from related parties . . . . . . . . . . . . . . . . . . .              -          5,715
     Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,095         11,587
     Other current assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,736         10,499
                                                                                       ---------      ---------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        232,542        143,659
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . .         66,597         51,909
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        178,675          4,468
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         15,258
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,710          6,914
                                                                                       ---------      ---------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $484,524       $222,208
                                                                                       ---------      ---------
                                                                                       ---------      ---------

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Notes payable to banks . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $113,085       $ 35,833
   Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      37,612         21,985
   Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,907         14,832
   Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,956          3,768
   Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .      41,259         19,804
   Current maturities of long-term obligations. . . . . . . . . . . . . . . . . . .      30,222         16,332
   Current maturities of long-term obligations to related parties . . . . . . . . .      12,335            808
                                                                                       ---------      ---------
 Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     266,376        113,362
 Long-term obligations, less current maturities . . . . . . . . . . . . . . . . . .     121,595         34,043
 Long-term obligations to related parties, less current maturities. . . . . . . . .           -          6,885
 Pension liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      39,991         34,749
 Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,582              -
 Other non-current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .       5,566          3,041
 Commitments and contingencies
 Minority interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -         11,521
 Stockholders' equity:
   Common stock, par value $.01; authorized, 50,000 shares in 1998 and 15,000 shares in 1997; issued and outstanding, 13,202 shares in 1998 and 8,317
      shares in 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         132             83
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . .      72,948         33,435
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (57,645)       (26,785)
   Foreign currency translation adjustments . . . . . . . . . . . . . . . . . . . .       9,979         11,874
                                                                                       ---------      ---------
 Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,414         18,607
                                                                                       ---------      ---------
 Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . . .    $484,524       $222,208
                                                                                       ---------      ---------
                                                                                       ---------      ---------

                               See accompanying notes.

                          WAVETEK WANDEL & GOLTERMANN, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                         YEARS ENDED SEPTEMBER 30,
                                                                                 ----------------------------------------
                                                                                    1998            1997          1996
                                                                                 ----------     ----------     ----------
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 327,888      $ 281,887      $ 242,984
Cost of goods sold. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        130,863        113,812         98,466
                                                                                 ----------     ----------     ----------
Gross margin. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        197,025        168,075        144,518
Operating expenses:
     Marketing and selling. . . . . . . . . . . . . . . . . . . . . . . . .         95,338         82,687         68,938
     Research and development . . . . . . . . . . . . . . . . . . . . . . .         47,730         37,322         34,528
     General and administrative . . . . . . . . . . . . . . . . . . . . . .         26,019         25,609         27,003
     Acquired in-process research and development . . . . . . . . . . . . .         32,925          1,743            362
     Provisions for restructuring operations and other non-recurring
       charges. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,369              -              -
                                                                                 ----------     ----------     ----------
      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        211,381        147,361        130,831
                                                                                 ----------     ----------     ----------
Operating income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .        (14,356)        20,714         13,687
Non-operating income (expense):
     Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . .            977          1,610          1,172
     Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,629)        (8,509)        (9,340)
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,814)           790            861
                                                                                 ----------     ----------     ----------
      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (11,466)        (6,109)        (7,307)
                                                                                 ----------     ----------     ----------
     Income (loss) before provision (credit) for income taxes and
        minority interest in income (loss). . . . . . . . . . . . . . . . .        (25,822)        14,605          6,380
Provision (credit) for income taxes . . . . . . . . . . . . . . . . . . . .          6,541          7,362           (250)
Minority interest in income (loss). . . . . . . . . . . . . . . . . . . . .         (5,096)           185          2,273
                                                                                 ----------     ----------     ----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ (27,267)     $   7,058      $   4,357
                                                                                 ----------     ----------     ----------
                                                                                 ----------     ----------     ----------

Net income (loss) per share . . . . . . . . . . . . . . . . . . . . . . . .      $   (3.28)     $    0.85      $    0.52
                                                                                 ----------     ----------     ----------
                                                                                 ----------     ----------     ----------

Weighted average number of shares outstanding . . . . . . . . . . . . . . .          8,317          8,317          8,317
                                                                                 ----------     ----------     ----------
                                                                                 ----------     ----------     ----------


                               See accompanying notes.

                          WAVETEK WANDEL & GOLTERMANN, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED SEPTEMBER 30, 1996, 1997 AND 1998
                          (DOLLARS AND SHARES IN THOUSANDS)


                                                                                                           FOREIGN
                                                    COMMON STOCK            ADDITIONAL                     CURRENCY        TOTAL
                                               ------------------------      PAID-IN      ACCUMULATED     TRANSLATION  STOCKHOLDERS'
                                                 SHARES        AMOUNT        CAPITAL       DEFICIT        ADJUSTMENTS      EQUITY
                                               ----------    ----------    -----------   ------------   -------------- -------------
Balance, September 30, 1995. . . . . . . . .      8,317     $     83       $ 32,634       $(36,213)      $  5,721       $  2,225
   Sales of stock by subsidiaries. . . . . .          -            -            296              -              -            296
   Net income. . . . . . . . . . . . . . . .          -            -              -          4,357              -          4,357
   Foreign currency translation
     adjustments . . . . . . . . . . . . . .          -            -              -              -          2,530          2,530
                                               ---------    ---------      ---------      ---------      ---------      ---------
   Balance, September 30, 1996 . . . . . . .      8,317           83         32,930        (31,856)         8,251          9,408
   Sales of stock by subsidiaries. . . . . .          -            -            505              -              -            505
   Dividends . . . . . . . . . . . . . . . .          -            -              -         (1,987)             -         (1,987)
   Net income. . . . . . . . . . . . . . . .          -            -              -          7,058              -          7,058
   Foreign currency translation
     adjustments . . . . . . . . . . . . . .          -            -              -              -          3,623          3,623
                                               ---------    ---------      ---------      ---------      ---------      ---------
Balance, September 30, 1997. . . . . . . . .      8,317           83         33,435        (26,785)        11,874         18,607
   Sales of stock by subsidiaries. . . . . .          -            -            662              -              -            662
   Shares issued in connection
     with the Exchange Transaction
     with Wavetek Corporation. . . . . . . .      4,885           49         38,851              -              -         38,900
   Dividends . . . . . . . . . . . . . . . .          -            -              -         (3,593)             -         (3,593)
   Net loss. . . . . . . . . . . . . . . . .          -            -              -        (27,267)             -        (27,267)
   Foreign currency translation
     adjustments . . . . . . . . . . . . . .          -            -              -              -         (1,895)        (1,895)
                                               ---------    ---------      ---------      ---------      ---------      ---------
Balance, September 30, 1998. . . . . . . . .     13,202         $132       $ 72,948       $(57,645)      $  9,979       $ 25,414
                                               ---------    ---------      ---------      ---------      ---------      ---------
                                               ---------    ---------      ---------      ---------      ---------      ---------


                               See accompanying notes.

                       WAVETEK WANDEL & GOLTERMANN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)



                                                                                 Years ended September 30,
                                                                           ------------------------------------
                                                                              1998        1997         1996
                                                                           ----------  ----------   ----------
OPERATING ACTIVITIES
Net income (loss)........................................................  $ (27,267)    $ 7,058      $ 4,357
Adjustments to reconcile net income to net cash provided by operating activities:
 Minority interest in net income (loss)..................................     (5,096)        185        2,273
 Depreciation and amortization expense...................................     10,214       9,704        9,317
 Acquired in-process research and development............................     32,925       1,743          362
 Deferred income taxes...................................................      1,978       4,600       (4,836)
 Changes in operating assets and  liabilities,  net of effect of purchased businesses:
  Accounts receivable....................................................     (4,415)     (6,520)      (8,449)
  Inventories............................................................      2,282      (8,239)       2,506
  Other current assets...................................................      1,876      (3,643)         (35)
  Accounts payable and accrued expenses..................................      5,111      10,051        6,993
  Income taxes payable, net..............................................      1,572       2,383           73
  Pension liabilities....................................................      3,180         698        1,328
  Other, net.............................................................       (438)       (507)        (265)
                                                                           ----------  ----------   ----------
Net cash provided by operating activities................................     21,922      17,513       13,624

INVESTING ACTIVITIES
Purchases of businesses, net of cash acquired............................    (45,207)     (6,658)      (1,858)
Cash acquired in connection with Exchange Transaction....................     31,329        -             -
Proceeds from sale of investments in affiliates..........................      1,757       1,890          716
Purchase of property and equipment and intangibles.......................    (10,416)     (9,356)     (10,578)
Proceeds from sale of property and equipment.............................        -         3,999        2,849
Purchase of short-term investments, available for sale...................    (41,100)    (76,160)     (23,560)
Sale of short-term investments, available for sale.......................     41,100      76,160       23,560
Payments received for notes receivable from related parties..............      6,042         740          949
Increases in notes receivable from related parties.......................     (1,081)     (1,607)        (364)
                                                                           ----------  ----------   ----------
Net cash used in investing activities....................................    (17,576)    (10,992)      (8,286)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term obligations........     56,241       1,961       39,619
Principal payments on revolving lines of credit and long-term
 obligations.............................................................    (35,647)    (12,084)     (39,665)
Cash dividends paid to stockholders......................................     (2,043)     (1,188)         -
Proceeds from long-term obligations to related parties...................      3,364          63          634
Principal payments on long-term obligations to related parties...........       (258)       -             -
                                                                           ----------  ----------   ----------
Net cash provided by (used in) financing activities......................     21,657     (11,248)         588

Effect of exchange rate changes on cash and cash equivalents.............        141        (289)        (367)
                                                                           ----------  ----------   ----------
Increase (decrease) in cash and cash equivalents.........................     26,144      (5,016)       5,559

Cash and cash equivalents at beginning of year...........................      9,400      14,416        8,857
                                                                           ----------  ----------   ----------
Cash and cash equivalents at end of year.................................  $  35,544     $ 9,400      $14,416
                                                                           ----------  ----------   ----------
                                                                           ----------  ----------   ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest...................................................  $   7,103     $ 8,314      $ 8,649
                                                                           ----------  ----------   ----------
                                                                           ----------  ----------   ----------
Cash paid for income taxes...............................................  $   2,038     $ 3,346      $ 3,053
                                                                           ----------  ----------   ----------
                                                                           ----------  ----------   ----------

                             See accompanying notes.

                       WAVETEK WANDEL & GOLTERMANN, INC.
                   NOTES TO CNSOLIDATED FINANCIAL STATEMENTS


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

2. FINANCIAL STATEMENT DETAILS

         Inventories consist of the following:

                                                               SEPTEMBER 30,
                                                          ----------------------
                                                             1998        1997
                                                         ----------- -----------
                                                          (DOLLARS IN THOUSANDS)
    Materials..........................................  $   19,217  $   13,805
    Work-in-progress...................................      21,469      15,155
    Finished goods.....................................      34,200      24,008
                                                         ----------- -----------
                                                         $   74,886  $   52,968
                                                         ----------- -----------
                                                         ----------- -----------

                       WAVETEK WANDEL & GOLTERMANN, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. FINANCIAL STATEMENT DETAILS (CONTINUED)

         Property and equipment consists of the following:

                                                               SEPTEMBER 30,
                                                          ----------------------
                                                             1998        1997
                                                         ----------- -----------
                                                          (DOLLARS IN THOUSANDS)
    Land...............................................  $    6,073  $    5,572
    Building and improvements..........................      52,699      48,859
    Fixtures and equipment.............................     107,626      86,711
                                                         ----------- -----------
                                                            166,398     141,142
    Less: accumulated depreciation.....................     (99,801)    (89,233)
                                                         ----------- -----------
                                                         $   66,597  $   51,909
                                                         ----------- -----------
                                                         ----------- -----------

         Intangible assets consist of the following:

                                                               SEPTEMBER 30,
                                                          ----------------------
                                                             1998        1997
                                                         ----------- -----------
                                                          (DOLLARS IN THOUSANDS)
    Goodwill...........................................   $  66,845  $      815
    Acquired core technologies.........................      90,032         363
    Acquired assembled work force......................       9,069         226
    Other..............................................      23,425      12,242
                                                         ----------- -----------
                                                            189,371      13,646
    Less: accumulated amortization.....................     (10,696)     (9,178)
                                                         ----------- -----------
                                                         $  178,675  $    4,468
                                                         ----------- -----------
                                                         ----------- -----------

3. EXCHANGE TRANSACTION

       On September 30, 1998, Wavetek and WG consummated the Exchange Transaction whereby the stockholders of WG received 8,317,463 shares of Common Stock of Wavetek valued by an independent appraisal at $38.7 million plus cash of 2.0 million Deutsche marks ($1.2 million) and WG became a subsidiary of Wavetek. In connection with the Exchange Transaction, Wavetek was renamed Wavetek Wandel & Goltermann, Inc. and changed its year-end to September 30 from the Saturday closest to September 30. The Exchange Transaction was accounted for as a purchase of Wavetek by WG. Accordingly, the financial statements of the Company included herein as of any date or for any period prior to September 30, 1998, are the historical financial statements of WG. In addition, the historical stockholders' equity of the Company has been retroactively restated to reflect the equivalent number of shares issued in connection with the Exchange Transaction. The accounts and results of operations of Wavetek have been included in the financial statements from September 30, 1998 and reflect purchase price allocations and adjustments. The accompanying consolidated balance sheet as of September 30, 1998 and consolidated statement of stockholders' equity for the year ended September 30, 1998 have been adjusted to reflect a revised assumption used in the purchase price allocation related to the Exchange Transaction. Accordingly, intangible assets and additional paid-in capital as reported in such accompanying consolidated balance sheet and consolidated statement of stockholders' equity have each been reduced by $2.6 million.

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

                       WAVETEK WANDEL & GOLTERMANN, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. ACQUISITIONS (CONTINUED)

       The following unaudited pro forma information presents a summary of consolidated results of operations as if the Exchange Transaction and the acquisitions of WGTI, STS, Tinwald and NI had all occurred as of the beginning of each period presented:

                                                                       FOR THE YEAR ENDED
                                                                          SEPTEMBER 30,
                                                                    ------------------------
                                                                        1998         1997
                                                                    ------------ -----------
                                                                     (DOLLARS IN THOUSANDS)
              Revenues...........................................   $  469,773   $  437,485
              Loss before extraordinary items....................   $  (51,542)  $  (45,781)
              Net loss...........................................   $  (56,053)  $  (50,292)
              Net loss per share.................................   $    (4.25)  $    (3.81)

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

                       WAVETEK WANDEL & GOLTERMANN, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. CREDIT AGREEMENTS AND LONG-TERM OBLIGATIONS

       Long-term obligations are as follows:

                                                                                                SEPTEMBER 30,
                                                                                           ----------------------
                                                                                              1998       1997
                                                                                           ----------  ----------
                                                                                           (DOLLARS IN THOUSANDS)
      Senior Subordinated Notes; total principal balance due June 15, 2007; interest payable semiannually on June 15 and December 15 at 10 1/8%; guaranteed by
         the Company's U.S. subsidiaries................................................   $  85,000    $   -

       Term loan payable to banks, paid in full in October 1998.........................      24,000        -

      Term loans payable to banks under Bank Pooling Agreement; payable in quarterly installments through 2011; interest payable at rates set on dates of borrowing ranging from 5.60% to 7.75%; secured by certain inventories, trade receivables, fixed assets and other assets of the Company and the share
         capital of certain subsidiaries................................................      20,906      25,388

      Term loans payable to banks; payable in semi-annual installments through 2007;
         interest ranging from 3.50% to 6.0%; secured by mortgages on certain
         facilities.....................................................................      12,617      16,783

      Credit facilities with banks; interest rates ranging from 5.0% to 10.5%...........       4,735       7,115

       Unsecured non-interest bearing promissory note recorded at present value on issuance date at implied interest rate of 8.1875%; issued in connection with license of technology; payable in six annual installments of $0.8 million
         commencing January 1999........................................................       3,685        -

      Other obligations.................................................................         874       1,089
                                                                                           ----------  ----------
                                                                                             151,817      50,375
      Less current maturities...........................................................     (30,222)    (16,332)
                                                                                           ----------  ----------
      Long-term obligations, less current maturities....................................   $ 121,595   $  34,043
                                                                                           ----------  ----------
                                                                                           ----------  ----------

       As of September 30, 1998, the future annual principal payments on long-term obligations outstanding at September 30, 1998, were as follows (in thousands):

           1999...........................      $  30,222
           2000...........................          6,376
           2001...........................          5,032
           2002...........................          6,138
           2003...........................          4,267
           Thereafter.....................         99,782
                                                ----------
                                                $ 151,817
                                                ----------
                                                ----------

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

       Prior to the Exchange Transaction, Wavetek had, and following the Exchange Transaction, the Company has $85 million outstanding in aggregate principal amount of Senior Subordinated Notes (the "Notes") issued pursuant to an Indenture (the "Indenture") between the Company and the Bank of New York, as trustee. The Notes bear interest at 10 1/8%, payable semi-annually on each June 15 and December 15. The total principal balance of the Notes is due June 15, 2007. On or after June 15, 2002, the Notes will be redeemable at the option of the Company, in whole or in part, at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidated damages, if any: 105.063% if redeemed during the twelve-month period beginning on June 15, 2002; 103.375% if redeemed during the twelve-month period beginning on June 15, 2003; 101.688% if redeemed during the twelve-month period beginning on June 15, 2004, and 100% thereafter. Notwithstanding the foregoing, during the first three years following the issue date of the Notes, the Company may redeem up to 33 1/3% of the aggregate principal amount of the Notes with the proceeds of one or more Public Equity Offerings (as defined in the Indenture) at a redemption price of 110.125% of the principal amount thereof, in each case plus accrued and unpaid interest and liquidated damages, if any. The Notes are guaranteed on a senior subordinated basis by the Company's current and future subsidiaries in the United States. The Indenture requires the Company to comply with various affirmative and negative covenants. The Company was in compliance with all such covenants at September 30, 1998.

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

6. RETIREMENT BENEFITS

       DEFINED CONTRIBUTION PLANS

       In certain countries, the Company's employees participate in Company sponsored defined contribution plans. Contributions by the Company to these plans were $0.8 million in fiscal 1998 and $0.7 million in each of fiscal 1997 and 1996.

       DEFINED BENEFIT PLANS

       For those Company employees participating in defined benefit plans, benefits are generally based upon years of service and compensation or stated amounts for each year of service.

                       WAVETEK WANDEL & GOLTERMANN, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. RETIREMENT BENEFITS (CONTINUED)

       The components of net pension expense for the Company's defined benefit plans are (in thousands):

                                                                    FOR THE YEAR ENDED SEPTEMBER 30,
                                                             -------------------------------------------
                                                                 1998            1997            1996
                                                             -----------     -----------     -----------
      Service cost........................................   $   3,304       $   1,338       $   1,754
      Interest cost.......................................       2,797           2,774           2,899
      Return on plan assets...............................        (915)           (704)         (1,154)
                                                             -----------     -----------     -----------
      Pension expense.....................................   $   5,186       $   3,408       $   3,499
                                                             -----------     -----------     -----------
                                                             -----------     -----------     -----------

       The funded status of the Company's major pension plans and the amounts recognized in the Company's consolidated balance sheet are as follows (in thousands):

                                                                SEPTEMBER 30, 1998         SEPTEMBER 30, 1997
                                                             -------------------------- --------------------------
                                                             PLAN ASSETS  ACCUMULATED    PLAN ASSETS  ACCUMULATED
                                                                EXCEED      BENEFITS       EXCEED      BENEFITS
                                                             ACCUMULATED     EXCEED     ACCUMULATED     EXCEED
                                                               BENEFITS   PLAN ASSETS     BENEFITS    PLAN ASSETS
                                                             -----------  ------------- -----------   ------------
      Actuarial present value of benefit obligations:
          Vested benefit obligation........................  $   9,870    $    41,652   $    8,032    $    33,703
          Non-vested benefit obligation....................        -            1,220            -          1,014
                                                             -----------  ------------- -----------   ------------
      Accumulated benefit obligation.......................      9,870         42,872        8,032         34,717
      Effect of projected future compensation levels.......        208             64          161             32
                                                             -----------  ------------- -----------   ------------
      Projected benefit obligation.........................     10,078         42,936        8,193         34,749
      Plan assets at fair value............................    (10,861)           -        (10,123)           -
      Unrecognized prior service costs and
          net gain (loss)..................................     (1,243)        (2,945)         -              -
                                                             -----------  ------------- -----------   ------------
      Accrued pension liabilities (prepaid pension costs)..  $  (2,026)   $    39,991   $   (1,930)   $    34,749
                                                             -----------  ------------- -----------   ------------
                                                             -----------  ------------- -----------   ------------

       The key economic assumptions used in the actuarial calculations are as follows:

                                                                    1998            1997            1996
                                                                 -----------    -----------     -----------
        Discount rate........................................       6.25%        6.5%-7.0%          6.5%
        Rate of increase in compensation levels..............    3.5 - 4.25%     4.5%-5.0%          4.5%
        Expected long-term rate of return on assets..........       7.5%            8.5%            8.5%

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

       Exercise prices and weighted average remaining contractual lives for the options outstanding under the Stock Option Plan as of September 30, 1998 are as follows:

                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
---------------------------------------------------------------------- ------------------------------
                                           WEIGHTED
                                           AVERAGE
                          NUMBER OF       REMAINING        WEIGHTED      NUMBER OF       WEIGHTED
                           OPTIONS       CONTRACTUAL       AVERAGE        OPTIONS        AVERAGE
   EXERCISE PRICES       OUTSTANDING     LIFE (YEARS)   EXERCISE PRICE  EXERCISABLE   EXERCISE PRICE
---------------------------------------- ------------- --------------- ------------- ---------------
    $1.25 - $2.57          123,250            4.9          $  1.72          95,750        $  1.48
    $5.21 - $12.50         158,000            6.9          $  6.41          57,250        $  6.96
        $17.91             232,048            8.9          $ 17.91          41,696        $ 17.91
                       -----------------                                ------------
                           513,298                                         194,696
                       -----------------                                ------------
                       -----------------                                ------------

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

                       WAVETEK WANDEL & GOLTERMANN, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. INCOME TAXES

       The provision (credit) for income taxes is comprised as follows:

                                                                                YEARS ENDED SEPTEMBER 30,
                                                                            ----------------------------------
                                                                               1998        1997        1996
                                                                            ----------  ---------- ----------
                                                                                 (DOLLARS IN THOUSANDS)
              Federal:
                  Current..................................................   $  (866)     $ (123)   $ 1,100
                  Deferred.................................................    (2,151)         57        780
                                                                            ----------  ---------- ----------
                                                                               (3,017)        (66)     1,880
                                                                            ----------  ---------- ----------
              State:
                  Current..................................................       -            73        241
                  Deferred.................................................       -            (7)        87
                                                                            ----------  ---------- ----------
                                                                                  -            66        328
                                                                            ----------  ---------- ----------
              Foreign:
                  Current..................................................     5,429       2,812      3,245
                  Deferred.................................................     4,129       4,550     (5,703)
                                                                            ----------  ---------- ----------
                                                                                9,558       7,362     (2,458)
                                                                            ----------  ---------- ----------
                Total provision (credit) for income taxes..................   $ 6,541      $7,362    $  (250)
                                                                            ----------  ---------- ----------
                                                                            ----------  ---------- ----------

       The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax provision (credit) is as follows:

                                                                                YEARS ENDED SEPTEMBER 30,
                                                                            ----------------------------------
                                                                               1998        1997        1996
                                                                            ---------- ----------- -----------
              Federal income tax at statutory rate.........................   (35)%         35%        35%
              State income taxes, net of federal tax benefit...............     -            1          5
              Foreign tax rate differential................................     6           10        (30)
              Benefit from foreign sales corporation.......................     -           (1)        (5)
              Acquired in-process research and development and amortization
                 of goodwill...............................................    46          -           -
              Other, net...................................................    (2)          (1)        (5)
              Write-down of investments in subsidiaries for which
                 benefits were not previously recognized...................     -          -          (42)
                                                                            ---------- ----------- -----------
                                                                               15           44        (42)
              Changes in valuation allowance...............................    10            6         38
                                                                            ---------- ----------- -----------
              Effective income tax rate....................................    25%          50%        (4)%
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
                                                                            ------------- -------------
                                                                            ------------- -------------


       As of September 30, 1998, the Company's German subsidiaries had net operating loss carryforwards of approximately $24 million which can be used indefinitely. The Company's U.S. subsidiaries had net operating loss carryforwards of approximately $7.7 million and tax credit carryforwards of approximately $3.2 million which can be used through 2015, subject to certain restrictions on amounts which may be used in each year. The Company's French subsidiaries had net operating loss carryforwards of approximately $7.2 million which expire on various dates during the next four years.

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

                                                                              YEARS ENDED SEPTEMBER 30,
                                                                     -----------------------------------------
                                                                     ------------- ------------- -------------
                                                                         1998          1997          1996
                                                                     ------------- ------------- -------------
                                                                              (DOLLARS IN THOUSANDS)
Net sales:
   Europe.........................................................     $ 176,437    $ 148,037      $128,810
   Canada, Mexico, Central and South America......................        69,725       62,922        42,837
   Asia-Pacific...................................................        44,258       40,417        34,870
   United States..................................................        37,468       30,511        36,467
                                                                     ------------- ------------- -------------
Consolidated net sales............................................     $ 327,888    $ 281,887      $242,984
                                                                     ------------- ------------- -------------
                                                                     ------------- ------------- -------------
Income before provision (credit) for income taxes and minority interest in income (loss):
   Europe.........................................................     $  14,871    $  28,056      $  8,275
   Canada, Mexico, Central and South America......................           131        1,668           482
   Asia-Pacific...................................................           864         (203)          525
   United States..................................................       (38,495)      (1,329)        5,870
   Eliminations...................................................        (3,193)     (13,587)       (8,772)
                                                                     ------------- ------------- -------------
Consolidated income before provision (credit) for income
   taxes and minority interest in income (loss)...................     $ (25,822)   $  14,605      $  6,380
                                                                     ------------- ------------- -------------
                                                                     ------------- ------------- -------------

Total Assets:
   Europe.........................................................     $ 512,582    $ 364,722      $396,174
   Canada, Mexico, Central and South America......................        26,174       12,786        15,213
   Asia-Pacific...................................................        14,341       14,095        10,418
   United States and Canada.......................................       265,722       42,432        37,411
   Eliminations...................................................      (334,295)    (211,827)     (223,281)
                                                                     ------------- ------------- -------------
Consolidated total assets.........................................     $ 484,524    $ 222,208      $235,935
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

12. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA

       The Company's payment obligations under the Notes are guaranteed by all of the Company's current and future domestic subsidiaries (collectively, the "Subsidiary Guarantors"). WGTI and Wandel & Goltermann ATE Systems, Inc., which became legal Subsidiary Guarantors upon completion of the Exchange Transaction, are shown as Subsidiary Guarantors for all periods presented. Wavetek U.S. Inc. and its subsidiary, Digital Transport Systems, Inc., are also included in the balance sheet as of September 30, 1998 as a result of the Exchange Transaction. Such guarantees are full and unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has deemed that they would not be material to investors. The following supplemental condensed consolidating financial data sets forth, on an unconsolidated basis, balance sheets, statements of operations and statements of cash flows data for (i) the Company (Wavetek Wandel & Goltermann, Inc. formerly Wavetek Corporation, the legal obligor under the Notes), (ii) the current Subsidiary Guarantors and (iii) the Company's foreign subsidiaries (the "Foreign Subsidiaries"). The supplemental financial data reflects the investments of the Company in the Subsidiary Guarantors and the Foreign Subsidiaries using the equity method of accounting.

                       WAVETEK WANDEL & GOLTERMANN, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                                           CONSOLIDATING BALANCE SHEETS
                                             AS OF SEPTEMBER 30, 1998
                                              (DOLLARS IN THOUSANDS)

                                                      WAVETEK
                                                     WANDEL &
                                                    GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                       INC.       GUARANTORS    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                   ------------  ------------  -------------- -------------- ---------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...................... $       19      $  31,143    $     4,382   $       -         $ 35,544
   Accounts receivable (less allowance for
     doubtful accounts of $4,432).................      8,710         26,166         81,907       (24,502)        92,281
   Inventories....................................         -          18,033         59,942        (3,089)        74,886
   Deferred income taxes..........................      3,592          4,408          9,095           -           17,095
   Other current assets...........................      1,244          1,884          9,608           -           12,736
                                                   ------------  ------------  -------------- -------------- ---------------
Total current assets..............................     13,565         81,634        164,934       (27,591)       232,542
Property and equipment, net.......................      1,611          8,015         56,971           -           66,597
Intangible assets, net............................      6,755        111,588         60,332           -          178,675
Investment in subsidiaries........................    143,570            -           29,932      (173,502)           -
Other assets......................................        213          2,763          3,794           (60)         6,710
                                                   ------------  ------------  -------------- -------------- ---------------
Total assets...................................... $  165,714      $ 204,000    $   315,963   $  (201,153)      $484,524
                                                   ------------  ------------  -------------- -------------- ---------------
                                                   ------------  ------------  -------------- -------------- ---------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks......................... $   34,463      $     373    $    78,249   $       -         $113,085
   Trade accounts payable.........................      2,805         20,322         35,845       (21,360)        37,612
   Accrued compensation...........................        714          5,478         19,715           -           25,907
   Income taxes payable...........................    (10,839)         9,978          6,817                        5,956
   Other current liabilities......................      3,683          8,967         30,397        (1,788)        41,259
   Current maturities of long-term obligations....     24,000            741          5,481           -           30,222
   Current maturities of long-term obligations to
     related parties..............................         -             -           12,335           -           12,335
                                                   ------------  ------------  -------------- -------------- ---------------
Total current liabilities.........................     54,826         45,859        188,839       (23,148)       266,376
Long-term obligations, less current maturities....     85,000          4,299         33,711        (1,415)       121,595
Pension liabilities...............................         -              -          39,991           -           39,991
Deferred taxes....................................        229         21,908          3,445           -           25,582
Other non-current liabilities.....................        245          2,142          3,179           -            5,566
Commitments and contingencies.....................
Stockholders' equity:
   Common stock...................................        132             -             -             -              132
   Additional paid-in capital.....................     72,948        163,580         75,585      (239,165)        72,948
   Accumulated deficit............................    (57,645)       (33,762)       (38,766)       72,528        (57,645)
   Foreign currency translation adjustments.......      9,979            (26)         9,979        (9,953)         9,979
                                                   ------------  ------------  -------------- -------------- ---------------
Total stockholders' equity........................     25,414        129,792         46,798      (176,590)        25,414
                                                   ------------  ------------  -------------- -------------- ---------------
                                                   ------------  ------------  -------------- -------------- ---------------
Total liabilities and stockholders' equity........ $  165,714      $ 204,000    $   315,963   $  (201,153)      $484,524
                                                   ------------  ------------  -------------- -------------- ---------------
                                                   ------------  ------------  -------------- -------------- ---------------

                       WAVETEK WANDEL & GOLTERMANN, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                                           CONSOLIDATING BALANCE SHEETS
                                             AS OF SEPTEMBER 30, 1997
                                              (DOLLARS IN THOUSANDS)

                                                      WAVETEK
                                                     WANDEL &
                                                    GOLTERMANN,  SUBSIDIARY   FOREIGN
                                                       INC.      GUARANTORS   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                   ------------ ------------ -------------- -------------  ------------
                                                        ASSETS
Current assets:
   Cash and cash equivalents......................    $    -       $13,401      $  4,499     $ (8,500)     $   9,400
   Accounts receivable (less allowance for
     doubtful accounts of $1,938).................         -        11,075        48,681       (6,266)        53,490
   Inventories....................................         -         8,848        48,305       (4,185)        52,968
   Notes receivable from related parties..........         -           -           7,070       (1,355)         5,715
   Deferred income taxes..........................         -         1,448        10,139          -           11,587
   Other current assets...........................         -         2,301         8,198          -           10,499
                                                   ------------ ------------ -------------- ------------- -------------
Total current assets..............................         -        37,073       126,892      (20,306)       143,659
Property and equipment, net.......................         -         3,320        48,589          -           51,909
Intangible assets, net............................         -         2,039         2,429          -            4,468
Investment in subsidiaries........................         -           -          20,576      (20,576)           -
Deferred income taxes.............................         -           -          15,258          -           15,258
Other assets......................................         -           -           6,914                       6,914
                                                   ------------ ------------ -------------- ------------- -------------
Total assets......................................    $    -       $42,432    $  220,658    $ (40,882)     $ 222,208
                                                   ------------ ------------ -------------- ------------- -------------
                                                   ------------ ------------ -------------- ------------- -------------

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks.........................    $    -       $   -        $ 35,833    $     -        $  35,833
   Trade accounts payable.........................         -         4,451        32,300      (14,766)        21,985
   Accrued compensation...........................         -         1,487        13,345          -           14,832
   Income taxes payable...........................         -           -           3,768          -            3,768
   Other current liabilities......................         -         3,042        16,762          -           19,804
   Current maturities of long-term obligations....         -           -          16,332          -           16,332
   Current maturities of long-term obligations to
     related parties..............................         -           -             808          -              808
                                                   ------------ ------------ -------------- ------------- -------------
Total current liabilities.........................         -         8,980       119,148      (14,766)       113,362
Long-term obligations, less current maturities....         -         1,355        34,043       (1,355)        34,043
Long-term obligations to related parties, less
   current maturities.............................         -           -           6,885          -            6,885
Pension liabilities...............................         -           -          34,749          -           34,749
Other liabilities.................................         -           -           3,041          -            3,041
Commitments and contingencies.....................
Minority interest.................................         -           -             -         11,521         11,521
Stockholders' equity:
   Common stock...................................         -           -              83          -               83
   Additional paid-in capital.....................         -        30,479        33,435      (30,479)        33,435
   Retained earnings (accumulated deficit)........         -         1,618       (22,600)      (5,803)       (26,785)
   Foreign currency translation adjustments.......         -           -          11,874          -           11,874
                                                   ------------ ------------ -------------- ------------- -------------
Total stockholders' equity........................         -        32,097        22,792      (36,282)        18,607
                                                   ------------ ------------ -------------- ------------- -------------
                                                   ------------ ------------ -------------- ------------- -------------
Total liabilities and stockholders' equity........    $    -       $42,432    $  220,658    $ (40,882)     $ 222,208
                                                   ------------ ------------ -------------- ------------- -------------
                                                   ------------ ------------ -------------- ------------- -------------

                       WAVETEK WANDEL & GOLTERMANN, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                                      CONSOLIDATING STATEMENTS OF OPERATIONS
                                       FOR THE YEAR ENDED SEPTEMBER 30, 1998
                                              (DOLLARS IN THOUSANDS)

                                                      WAVETEK
                                                     WANDEL &
                                                    GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                       INC.       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   ------------  ------------  -------------- -------------- --------------
Net sales..........................................$      -          $59,261      $ 305,916      $ (37,289)    $ 327,888
Cost of goods sold.................................       -           32,278        137,680        (39,095)      130,863
                                                   ------------  ------------  -------------- -------------- --------------
Gross margin.......................................       -           26,983        168,236          1,806       197,025
Operating expenses:                                       -                                           -
   Marketing and selling...........................       -           17,181         78,157           -           95,338
   Research and development........................       -           13,891         33,839           -           47,730
   General and administrative......................       -            5,281         20,738           -           26,019
   Acquired in-process research and development....       -           24,342          8,583           -           32,925
   Provisions for restructuring and other
     non-recurring charges.........................       -            4,820          4,549           -            9,369
                                                   ------------  ------------  -------------- -------------- --------------
                                                          -           65,515        145,866           -          211,381
                                                   ------------  ------------  -------------- -------------- --------------
Operating income (loss)............................       -          (38,532)        22,370          1,806       (14,356)
Non-operating income (expense):                           -
   Interest income.................................       -              351            807           (181)          977
   Interest expense................................       -             (181)        (7,629)           181        (7,629)
   Other, net......................................       -             (133)        (4,681)          -           (4,814)
                                                   ------------  ------------  -------------- -------------- --------------
                                                          -               37        (11,503)          -          (11,466)
                                                   ------------  ------------  -------------- -------------- --------------
Income (loss) before provision (credit) for income
   taxes and minority interest in income (loss)....       -          (38,495)        10,867          1,806       (25,822)
Provision (credit) for income taxes................       -           (3,017)         9,558           -            6,541
Minority interest in income (loss).................       -                             124         (5,220)       (5,096)
                                                   ------------  ------------  -------------- -------------- --------------
Net income (loss)..................................$      -         $(35,478)     $   1,185     $    7,026     $ (27,267)
                                                   ------------  ------------  -------------- -------------- --------------
                                                   ------------  ------------  -------------- -------------- --------------

                       WAVETEK WANDEL & GOLTERMANN, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                                      CONSOLIDATING STATEMENTS OF OPERATIONS
                                       FOR THE YEAR ENDED SEPTEMBER 30, 1997
                                              (DOLLARS IN THOUSANDS)

                                                      WAVETEK
                                                     WANDEL &
                                                    GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                       INC.       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   ------------  ------------  -------------- -------------- --------------
Net sales......................................    $   -           $61,302     $   258,945      $ (38,360)      $ 281,887
Cost of goods sold.............................        -            27,311         125,944        (39,443)        113,812
                                                   ------------  ------------  -------------- -------------- --------------
Gross margin...................................        -            33,991         133,001          1,083         168,075

Operating expenses:
   Marketing and selling.......................        -            15,870          66,817            -            82,687
   Research and development....................        -            12,510          24,812            -            37,322
   General and administrative..................        -             5,324          20,285            -            25,609
   Acquired in-process research
     and development...........................        -             1,401             342            -             1,743
                                                   ------------  ------------  -------------- -------------- --------------
                                                       -            35,105         112,256            -           147,361
                                                   ------------  ------------  -------------- -------------- --------------
Operating income (loss)........................        -            (1,114)         20,745          1,083          20,714
Non-operating income (expense):
   Interest income.............................        -               639           1,094           (123)          1,610
   Interest expense............................        -              (123)         (8,509)           123          (8,509)
   Other, net..................................        -              (217)          1,007            -               790
                                                   ------------  ------------  -------------- -------------- --------------
                                                       -               299          (6,408)           -            (6,109)
                                                   ------------  ------------  -------------- -------------- --------------
   Income (loss) before provision for income
   taxes and minority interest in income.......        -              (815)         14,337          1,083          14,605
Provision for income taxes.....................        -               -             7,362            -             7,362
Minority interest in income....................        -               -              -               185             185
                                                   ------------  ------------  -------------- -------------- --------------
Net income (loss)..............................    $   -         $   (815)       $   6,975      $     898       $   7,058
                                                   ------------  ------------  -------------- -------------- --------------
                                                   ------------  ------------  -------------- -------------- --------------

                       WAVETEK WANDEL & GOLTERMANN, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                                      CONSOLIDATING STATEMENTS OF OPERATIONS
                                       FOR THE YEAR ENDED SEPTEMBER 30, 1996
                                              (DOLLARS IN THOUSANDS)

                                                      WAVETEK
                                                     WANDEL &
                                                    GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                       INC.       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   ------------  ------------  -------------- -------------- --------------

Net sales...................................        $  -           $ 62,433      $ 215,011        $ (34,460)    $ 242,984
Cost of goods sold..........................           -             25,531        106,724          (33,789)       98,466
                                                   ------------  ------------  -------------- -------------- --------------
Gross margin................................           -             36,902        108,287             (671)      144,518

Operating expenses:
   Marketing and selling....................           -             14,701         54,237              -          68,938
   Research and development.................           -             10,994         23,534              -          34,528
   General and administrative...............           -              5,419         21,584              -          27,003
   Acquired in-process research
     and development........................           -                362            -                -             362
                                                   ------------  ------------  -------------- -------------- --------------
                                                       -             31,476         99,355              -         130,831
                                                   ------------  ------------  -------------- -------------- --------------
Operating income............................           -              5,426          8,932             (671)       13,687
Non-operating income (expense):
   Interest income..........................           -                350            979             (157)        1,172
   Interest expense.........................           -               (157)        (9,340)             157        (9,340)
   Other, net...............................           -               (104)           965              -             861
                                                   ------------  ------------  -------------- -------------- --------------
                                                       -                 89         (7,396)             -          (7,307)
                                                   ------------  ------------  -------------- -------------- --------------
Income before provision (credit) for income
   taxes and minority interest in income....           -              5,515          1,536             (671)        6,380
Provision (credit) for income taxes.........           -              2,208         (2,458)             -            (250)
Minority interest in income.................           -               -               -              2,273         2,273
                                                   ------------  ------------  -------------- -------------- --------------
Net income..................................        $  -           $  3,307        $ 3,994        $  (2,944)    $   4,357
                                                   ------------  ------------  -------------- -------------- --------------
                                                   ------------  ------------  -------------- -------------- --------------

                       WAVETEK WANDEL & GOLTERMANN, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     FOR THE YEAR ENDED SEPTEMBER 30, 1998
                                            (DOLLARS IN THOUSANDS)

                                                      WAVETEK
                                                     WANDEL &
                                                    GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                       INC.       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   ------------  ------------  -------------- -------------- --------------
Net cash provided by (used in) operating
   activities....................................      $ -        $(7,100)      $ 20,522        $8,500        $21,922
INVESTING ACTIVITIES
Purchases of businesses, net of cash acquired....        -        (39,182)        (6,025)           -         (45,207)
Cash acquired in connection with the Exchange
   Transaction...................................       19         30,438            872            -          31,329
Purchase of short-term investments, available
   for sale......................................        -        (41,100)           -              -         (41,100)
Sale of short-term investments, available for
   sale..........................................        -         41,100            -              -          41,100
Purchase of property, equipment and intangibles..        -         (1,779)        (8,637)           -         (10,416)
Other investing activities.......................        -            302          6,416            -           6,718
                                                   ------------  ------------  -------------- -------------- --------------
Net cash provided by (used in) investing
   activities....................................       19        (10,221)        (7,374)           -         (17,576)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit and
   long-term obligations.........................        -          1,455         54,786            -          56,241
Principal payments on revolving lines of credit
   and long-term obligations.....................        -         (1,087)       (34,560)           -         (35,647)
Capital contributions from the Company to
   subsidiaries..................................        -         34,695        (34,695)           -               -
Cash dividends paid to stockholders                      -             -          (2,043)           -          (2,043)
Other financing activities.......................        -             -           3,106            -           3,106
                                                   ------------  ------------  -------------- -------------- --------------
Net cash provided by (used in) financing
   activities....................................        -         35,063        (13,406)           -          21,657
Effect of exchange rate changes on cash and
   cash equivalents..............................        -             -             141            -             141
                                                   ------------  ------------  -------------- -------------- --------------
Increase (decrease) in cash and cash equivalents.       19         17,742           (117)        8,500         26,144
Cash and cash equivalents at beginning of year...        -         13,401          4,499        (8,500)         9,400
                                                  ------------- ------------- ------------- -------------- ---------------
Cash and cash equivalents at end of year.........      $19        $31,143       $  4,382        $  -          $35,544
                                                  ------------- ------------- ------------- -------------- ---------------
                                                  ------------- ------------- ------------- -------------- ---------------

                       WAVETEK WANDEL & GOLTERMANN, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     FOR THE YEAR ENDED SEPTEMBER 30, 1997
                                            (DOLLARS IN THOUSANDS)

                                                      WAVETEK
                                                     WANDEL &
                                                    GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                       INC.       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   ------------  ------------  -------------- -------------- --------------
Net cash provided by operating activities........    $   -         $3,411       $ 22,602       $(8,500)        $17,513
INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired.....                                 (6,658)                       (6,658)
Purchase of short-term investments, available
   for sale......................................        -        (76,160)           -              -          (76,160)
Proceeds from sale of short-term investments,
   available for sale............................        -         76,160            -              -           76,160
Purchase of property, equipment and intangibles..        -         (1,728)        (7,628)           -           (9,356)
Other investing activities.......................        -          1,413          3,609            -            5,022
                                                   ------------  ------------  -------------- -------------- --------------
Net cash used in investing activities............        -           (315)       (10,677)           -          (10,992)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit and
   long-term obligations.........................        -             -           1,961            -            1,961
Principal payments on revolving lines of credit
   and long-term obligations.....................        -             -         (12,084)           -          (12,084)
Dividends........................................                      -          (1,188)           -           (1,188)
Other financing activities.......................        -             -              63            -               63
                                                   ------------  ------------  -------------- -------------- --------------
Net cash used in financing activities............        -             -         (11,248)           -          (11,248)
Effect of exchange rate changes on cash and cash
   equivalents...................................        -             -            (289)           -             (289)
                                                   ------------  ------------  -------------- -------------- --------------
Increase (decrease) in cash and cash equivalents.        -          3,096            388        (8,500)         (5,016)
Cash and cash equivalents at beginning of year...        -         10,305          4,111            -           14,416
                                                   ------------  ------------  -------------- -------------- --------------
Cash and cash equivalents at end of year.........    $   -        $13,401        $ 4,499       $(8,500)        $ 9,400
                                                   ------------  ------------  -------------- -------------- --------------
                                                   ------------  ------------  -------------- -------------- --------------

                               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     FOR THE YEAR ENDED SEPTEMBER 30, 1996
                                            (DOLLARS IN THOUSANDS)

                                                      WAVETEK
                                                     WANDEL &
                                                    GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                       INC.       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   ------------  ------------  -------------- -------------- --------------

Net cash provided by operating activities........    $   -        $  6,995       $ 6,629         $  -          $13,624
INVESTING ACTIVITIES                                     -
Purchase of businesses, net of cash acquired.....                   (1,287)         (571)           -           (1,858)
Purchase of marketable securities................        -         (23,560)          -              -          (23,560)
Proceeds from sale of marketable securities......        -          23,560           -              -           23,560
Purchase of property, equipment and intangibles..        -          (2,180)       (8,398)           -          (10,578)
Other investing activities.......................        -             603         2,747          800            4,150
                                                   ------------  ------------  -------------- -------------- --------------
Net cash used in investing activities............        -          (2,864)       (6,222)         800           (8,286)
FINANCING ACTIVITIES                                     -
Proceeds from revolving lines of credit and
   long-term obligations.........................        -             -          39,619            -           39,619
Principal payments on revolving lines of credit
   and long-term obligations.....................        -             -         (39,665)           -          (39,665)
Proceeds from long-term obligations to related
   parties.......................................        -             -             634            -              634
Capital contributions from the Company to
   subsidiaries..................................        -             800           -           (800)             -
                                                   ------------  ------------  -------------- -------------- --------------
Net cash provided by financing  activities.......        -             800           588         (800)             588
Effect of exchange rate changes on cash and
   cash equivalents..............................        -             -            (367)           -             (367)
                                                   ------------  ------------  -------------- -------------- --------------
Increase in cash and cash equivalents............        -           4,931           628            -            5,559
Cash and cash equivalents at beginning of year...        -           5,374         3,483            -            8,857
                                                   ------------  ------------  -------------- -------------- --------------
Cash and cash equivalents at end of year.........    $   -        $ 10,305       $ 4,111         $  -          $14,416
                                                   ------------  ------------  -------------- -------------- --------------
                                                   ------------  ------------  -------------- -------------- --------------

       SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WAVETEK WANDEL & GOLTERMANN, INC.

                                                    /S/ VICKIE L. CAPPS
                                    -------------------------------------------
                                    Vickie L. Capps
                                    Senior Vice President-Finance, Treasurer,
                                    Secretary and Acting Chief Financial Officer
                                    Dated: February 16, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                 Date
               ---------                                 ----

           /S/ PETER WAGNER                        February 16, 1999
----------------------------------------
Peter Wagner
President, Chief Executive Officer and
Director

        /S/ TERENCE J. GOODING                     February 16, 1999
----------------------------------------
Terence J. Gooding
Co-Chairman of the Board

          /S/ ALBRECHT WANDEL                      February 16, 1999
----------------------------------------
Albrecht Wandel
Co-Chairman of the Board

          /S/ VICKIE L. CAPPS                      February 16, 1999
----------------------------------------
Vickie L. Capps
Senior Vice President-Finance
Treasurer, Secretary and Acting  Chief
Financial Officer

           /S/ MALCOLM BATES                       February 16, 1999
----------------------------------------
Malcolm Bates
Director

          /S/ SUSAN SCHNABEL                       February 16, 1999
----------------------------------------
Susan Schnabel
Director