Form 10-Q
period 1998-12-31
WAVETEK WANDEL & GOLTERMANN INC
filed 1999-02-16
CIK 1043015

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

         For the quarterly period ended December 31, 1998.

[ ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

         For the transition period from _____ to _____.

                          Commission file number 333-32195
                         WAVETEK WANDEL & GOLTERMANN, INC.
               ------------------------------------------------------
               (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                               33-0457664
    -------------------------------       ------------------------------------
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)

             1030 SWABIA COURT
  RESEARCH TRIANGLE PARK, NORTH CAROLINA                  27709-3585
 ----------------------------------------                 ----------
 (Address of Principal Executive Offices)                 (Zip Code)


                                    (919) 941-5730
                  --------------------------------------------------
                  Registrant's Telephone Number, Including Area Code

                                     NOT APPLICABLE
                  ---------------------------------------------------
                  Former Name, Former Address and Former Fiscal Year,
                            if Changed Since Last Report.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 16, 1999, Registrant had only one class of common stock, of which there were 13,202,323 shares outstanding.

                       WAVETEK WANDEL & GOLTERMANN, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                                           PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          Consolidated Balance Sheets as of December 31, 1998 and September 30, 1998 . . .    3
          Consolidated Statements of Operations for the Three Months Ended
          December 31, 1998 and December 31, 1997. . . . . . . . . . . . . . . . . . . . .    4
          Condensed Consolidated Statements of Cash Flows for the Three Months
          Ended December 31, 1998 and December 31, 1997. . . . . . . . . . . . . . . . . .    5
          Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .    6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .   15

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

ITEM 2.   CHANGES IN SECURITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES. . . . . . . . . . . . . . . . . . . . . . . . .   23

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . .   23

ITEM 5.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . .   23


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                WAVETEK WANDEL & GOLTERMANN, INC.
                                   CONSOLIDATED BALANCE SHEETS
                    (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                    DECEMBER 31,     SEPTEMBER 30,
                                                                                        1998             1998
                                                                                    ------------     -------------
                                                                                    (unaudited)         (note)
                                     ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .        $16,570        $35,544
  Accounts receivable (less allowance for doubtful accounts of $4,368 at
    December 31, 1998 (unaudited) and $4,432 at September 30, 1998). . . . . . .         91,067         92,281
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         67,760         74,886
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,136         17,095
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,100         12,736
                                                                                       --------       --------
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        210,633        232,542

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . .         65,761         66,597
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        173,651        178,675
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,694          6,710
                                                                                       --------       --------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $457,739       $484,524
                                                                                       --------       --------
                                                                                       --------       --------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $52,262       $113,085
  Trade accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .         27,855         37,612
  Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,934         25,907
  Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,093          5,956
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .         38,866         41,848
  Notes payable to related parties . . . . . . . . . . . . . . . . . . . . . . .         11,766         11,746
  Current maturities of long-term obligations. . . . . . . . . . . . . . . . . .          6,475         30,222
                                                                                       --------       --------
Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .        164,251        266,376
Long-term obligations, less current maturities . . . . . . . . . . . . . . . . .        199,003        121,595
Pension liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         42,270         39,991
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         24,260         25,582
Other non-current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .          4,004          5,566
Commitments and contingencies
Stockholders' equity:
  Common stock, par value $.01; authorized, 50,000 shares;
   issued and outstanding, 13,202 shares . . . . . . . . . . . . . . . . . . . .            132            132
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . .         72,948         72,948
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (58,782)       (57,645)
  Foreign currency translation adjustments . . . . . . . . . . . . . . . . . . .          9,653          9,979
                                                                                       --------       --------
Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .         23,951         25,414
                                                                                       --------       --------
Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . .       $457,739       $484,524
                                                                                       --------       --------
                                                                                       --------       --------

Note: The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                            See accompanying notes.

                         WAVETEK WANDEL & GOLTERMANN, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
              (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                   -----------------------
                                                                     1998            1997
                                                                   --------        --------

Net sales . . . . . . . . . . . . . . . . . . . . . . . . .        $126,465        $90,260
Cost of goods sold. . . . . . . . . . . . . . . . . . . . .          54,635         37,895
                                                                   --------        -------
Gross margin. . . . . . . . . . . . . . . . . . . . . . . .          71,830         52,365
Operating expenses:
  Marketing and selling . . . . . . . . . . . . . . . . . .          35,522         23,682
  Research and development. . . . . . . . . . . . . . . . .          17,844         10,603
  General and administrative. . . . . . . . . . . . . . . .          12,088          6,609
  Amortization of intangible assets . . . . . . . . . . . .           4,816            266
  Acquired in-process research and development. . . . . . .               -          1,361
                                                                   --------        -------
                                                                     70,270         42,521
                                                                   --------        -------
Operating income. . . . . . . . . . . . . . . . . . . . . .           1,560          9,844
Non-operating income (expense):
  Interest income . . . . . . . . . . . . . . . . . . . . .             233            387
  Interest expense. . . . . . . . . . . . . . . . . . . . .          (5,191)        (2,565)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . .             239           (681)
                                                                   --------        -------
                                                                     (4,719)        (2,859)
                                                                   --------        -------
Income (loss) before provision (credit) for income taxes
 and minority interest in income (loss) . . . . . . . . . .         (3,159)         6,985
Provision (credit) for income taxes . . . . . . . . . . . .         (2,022)         7,202
Minority interest in income (loss). . . . . . . . . . . . .              -           (163)
                                                                   --------        -------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .        $(1,137)        $  (54)
                                                                   --------        -------
                                                                   --------        -------
Net loss per share. . . . . . . . . . . . . . . . . . . . .        $ (0.09)        $(0.01)
                                                                   --------        -------
                                                                   --------        -------
Weighted average number of shares outstanding . . . . . . .         13,202          8,317
                                                                   --------        -------
                                                                   --------        -------

                           See accompanying notes.

                       WAVETEK WANDEL & GOLTERMANN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                   ----------------------
                                                                                     1998          1997
                                                                                   --------      --------
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities . . . . . . . . . . . .        $ (8,904)     $  6,324

INVESTING ACTIVITIES
Purchase of business, net of cash acquired. . . . . . . . . . . . . . . . .               -        (5,185)
Purchase of property and equipment. . . . . . . . . . . . . . . . . . . . .          (2,709)       (1,876)
Purchase of short-term investments, available for sale. . . . . . . . . . .               -       (18,150)
Proceeds from sale of short-term investments, available for sale. . . . . .               -        18,150
Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               -          (396)
                                                                                   --------      --------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . .          (2,709)       (7,457)

FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term obligations . . . . .          96,570        22,881
Principal payments on revolving lines of credit and long-term obligations .        (103,949)       (8,270)
                                                                                   --------      --------
Net cash provided by (used in) financing activities . . . . . . . . . . . .          (7,379)       14,611
Effect of exchange rate changes on cash and cash equivalents. . . . . . . .              18            (7)
Increase (decrease) in cash and cash equivalents. . . . . . . . . . . . . .         (18,974)       13,471
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . .          35,544         9,400
                                                                                   --------      --------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . .        $ 16,570      $ 22,871
                                                                                   --------      --------
                                                                                   --------      --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . .        $  7,318      $  2,059
                                                                                   --------      --------
                                                                                   --------      --------
Cash paid for income taxes. . . . . . . . . . . . . . . . . . . . . . . . .        $    460      $    706
                                                                                   --------      --------
                                                                                   --------      --------

                              See accompanying notes.

                         WAVETEK WANDEL & GOLTERMANN, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

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

    The Company is a leading global designer, manufacturer and marketer of a broad range of communications test instruments used to develop, manufacture, install and maintain communications networks and equipment. The Company conducts its communications test business, which addresses most sectors of the communications test market, in four principal business areas: (1) Telecom Networks (traditional voice/data transmissions and new multi-service networks), (2) Enterprise Networks (local and wide-area network infrastructures), (3) Multimedia (cable television and digital video broadcast) and (4) Wireless (mobile telephony and data). The Company also designs, manufactures and sells precision measurement instruments, electromagnetic measurement instruments and general-purpose handheld test tools. In addition, the Company provides repair, upgrade and calibration services, as well as value-added professional services such as consulting and training on a worldwide basis. The accompanying consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    The accompanying financial statements and the financial information included herein are unaudited. However such information includes all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Certain amounts reported in the accompanying balance sheet as of September 30, 1998 have been reclassified to conform to the current presentation.

2. NET INCOME (LOSS) PER SHARE

    The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE ("SFAS 128"). Basic net income (loss) per share is based only on average common shares outstanding and excludes the dilutive effects of the Company's outstanding stock options. Diluted net income (loss) per share includes the dilutive effect of the Company's outstanding stock options. The Company has a simple capital structure and, accordingly, the only difference in the Company's computations of basic and diluted net income (loss) per share is the dilutive effect of outstanding stock options. For the three months ended December 31, 1998, the effect of outstanding stock options would have been anti-dilutive and, therefore, was not considered in the computation of diluted loss per share for such periods. There were no outstanding stock options in the three months ended December 31, 1997. All net income (loss) per share amounts for all periods have been presented, in accordance with the requirements of SFAS 128.

                         WAVETEK WANDEL & GOLTERMANN, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

3. FINANCIAL STATEMENT DETAILS

     Inventories consist of the following:

                                                   DECEMBER 31,   SEPTEMBER 30,
                                                      1998            1998
                                                   ------------   -------------
                                                      (DOLLARS IN THOUSANDS)
     Materials . . . . . . . . . . . . . . . . .     $17,586        $19,217
     Work-in-progress. . . . . . . . . . . . . .      19,045         21,469
     Finished goods. . . . . . . . . . . . . . .      31,129         34,200
                                                     -------        -------
                                                     $67,760        $74,886
                                                     -------        -------
                                                     -------        -------

4. COMPREHENSIVE INCOME (LOSS)

    On October 1, 1998, the Company adopted SFAS No. 30, "Reporting Comprehensive Income," ("SFAS 130") which established standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income (loss) and other comprehensive income. The Company's current and accumulated other comprehensive income as of and for the periods ended December 31, 1998 and September 30, 1998 is comprised solely of foreign currency translation adjustments.

    Components of comprehensive income (loss) are as follows:


                                                  THREE MONTHS ENDED DECEMBER 31,
                                                  -------------------------------
                                                       1998              1997
                                                  -------------      ------------
                                                      (DOLLARS IN THOUSANDS)
     Net loss. . . . . . . . . . . . . . . . . .     $(1,137)         $ (54)
     Foreign currency translation adjustments. .        (326)          (235)
                                                     -------          -----
     Comprehensive loss. . . . . . . . . . . . .     $(1,463)         $(289)
                                                     -------          -----
                                                     -------          -----


5. MULTI-CURRENCY REVOLVING CREDIT FACILITY

    In December 1998, the Company entered into a Facilities Agreement in relation to a Multi-Currency Revolving Credit Facility and Bilateral Ancillary Facilities (the "Credit Facility") with a syndicate of four German banks, providing for revolving borrowings, letters of credit and bank guarantees aggregating up to a maximum amount of 280 million Deutsche marks ($167.4 million at December 31, 1998). The Credit Facility has a two-year term and all borrowings bear interest at LIBOR plus 0.9% through September 30, 1999 and at LIBOR plus 1.5% thereafter. Borrowings under the Credit Facility are secured by the pledge of 65% of the shares of Wandel & Goltermann Management Holding GmbH, a subsidiary of the Company. In addition, a $45 million tranche of the Credit Facility, which refinanced and replaced the previously existing bank credit facility of Wavetek, is guaranteed by a U.S. subsidiary of the Company. The Credit Facility requires the Company to comply with certain covenants and maintain certain minimum financial ratios. The Company was in compliance with all such requirements at December 31, 1998. As of December 31, 1998, the Company had borrowed $77.9 million under the Credit Facility and $89.5 million was available to borrow. In January 1999, additional amounts were borrowed under the Credit Facility to refinance certain bank debt at the Company's subsidiaries, and certain bank guarantees were provided under the Credit Facility to secure other subsidiary bank borrowings, reducing availability under the Credit Agreement to approximately $30 million.

                        WAVETEK WANDEL & GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA

    The Company's payment obligations under its 10-1/8% Senior Subordinated Notes due 2007 (the "Notes") are guaranteed by all of the Company's current and future domestic subsidiaries (collectively, the "Subsidiary Guarantors"). WGTI and Wandel & Goltermann ATE Systems, Inc., which became legal Subsidiary Guarantors upon completion of the Exchange Transaction, are shown as Subsidiary Guarantors for all periods presented prior to September 30, 1998. Wavetek U.S. Inc. and its subsidiary, Digital Transport Systems, Inc., are also included in the financial statements as of September 30, 1998 as a result of the Exchange Transaction. Such guarantees are full and unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has deemed that they would not be material to investors. The following supplemental condensed consolidating financial data sets forth, on an unconsolidated basis, balance sheets, statements of operations and statements of cash flows data for (i) the Company (Wavetek Wandel & Goltermann, Inc., formerly Wavetek Corporation, the issuer of the Notes), (ii) the current Subsidiary Guarantors and (iii) the Company's foreign subsidiaries (the "Foreign Subsidiaries"). The supplemental financial data reflects the investments of the Company in the Subsidiary Guarantors and the Foreign Subsidiaries using the equity method of accounting.

                        WAVETEK WANDEL & GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                            CONSOLIDATING BALANCE SHEETS
                              AS OF DECEMBER 31, 1998
                         (DOLLARS AND SHARES IN THOUSANDS)


                                                         WAVETEK
                                                        WANDEL &
                                                       GOLTERMANN,     SUBSIDIARY      FOREIGN
                                                           INC.        GUARANTOR    SUBSIDIARIES      ELIMINATIONS   CONSOLIDATED
                                                       -----------     ----------   ------------      ------------   ------------
                            ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . .     $    361          $5,814         $10,395        $      -         $16,570
  Accounts receivable (less allowance for
    doubtful accounts of $4,368) . . . . . . . . .         (191)         50,259          81,690         (40,691)         91,067
  Inventories. . . . . . . . . . . . . . . . . . .            -          15,709          56,909          (4,858)         67,760
  Deferred income taxes. . . . . . . . . . . . . .        3,592           5,068           5,374           6,102          20,136
  Other current assets . . . . . . . . . . . . . .        1,264           2,500          11,701            (365)         15,100
                                                       --------        --------       ---------       ---------        --------
Total current assets . . . . . . . . . . . . . . .        5,026          79,350         166,069         (39,812)        210,633
Property and equipment, net. . . . . . . . . . . .        1,478           7,914          56,369               -          65,761
Intangible assets, net . . . . . . . . . . . . . .        6,992         118,183          48,476               -         173,651
Other assets . . . . . . . . . . . . . . . . . . .        7,714           1,698           5,968          (7,686)          7,694
Investment in subsidiaries . . . . . . . . . . . .      178,146               -               -        (178,146)              -
                                                       --------        --------       ---------       ---------        --------
Total assets . . . . . . . . . . . . . . . . . . .     $199,356        $207,145        $276,882       $(225,644)       $457,739
                                                       --------        --------       ---------       ---------        --------
                                                       --------        --------       ---------       ---------        --------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks . . . . . . . . . . . . .     $      -               -        $ 52,262       $       -        $  52,262
  Trade accounts payable . . . . . . . . . . . . .       20,845          16,391          37,740         (47,121)         27,855
  Accrued compensation . . . . . . . . . . . . . .        1,121           4,965          12,848               -          18,934
  Income taxes payable . . . . . . . . . . . . . .      (12,540)         12,256           8,377               -           8,093
  Other current liabilities. . . . . . . . . . . .        2,606           7,522          28,738               -          38,866
  Notes payable to related parties . . . . . . . .            -                          11,766               -          11,766
  Current maturities of long-term obligations. . .            -             741           5,734                           6,475
                                                       --------        --------       ---------       ---------        --------
Total current liabilities. . . . . . . . . . . . .       12,032          41,875         157,465         (47,121)        164,251
Long-term obligations, less current maturities . .      162,889           4,232          33,230          (1,348)        199,003
Pension liabilities. . . . . . . . . . . . . . . .            -             353          41,917               -          42,270
Deferred taxes . . . . . . . . . . . . . . . . . .          452          24,716            (908)              -          24,260
Other non-current liabilities. . . . . . . . . . .           32           1,582           2,390               -           4,004
Commitments and contingencies
Stockholders' equity:
  Common stock . . . . . . . . . . . . . . . . . .          132               -               -               -             132
  Additional paid-in capital . . . . . . . . . . .       72,948         168,071          87,187        (255,258)         72,948
  Accumulated deficit. . . . . . . . . . . . . . .      (58,782)        (33,652)        (54,807)         88,459         (58,782)
  Foreign currency translation adjustments . . . .        9,653             (32)         10,408         (10,376)          9,653
                                                       --------        --------       ---------       ---------        --------
Total stockholders' equity . . . . . . . . . . . .       23,951         134,387          42,788        (177,175)         23,951
                                                       --------        --------       ---------       ---------        --------
Total liabilities and stockholders' equity . . . .     $199,356        $207,145        $276,882       $(225,644)       $457,739
                                                       --------        --------       ---------       ---------        --------
                                                       --------        --------       ---------       ---------        --------

                        WAVETEK WANDEL & GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                          CONSOLIDATING BALANCE SHEETS
                           AS OF SEPTEMBER 30, 1998
                            (DOLLARS IN THOUSANDS)


                                                         WAVETEK
                                                        WANDEL &
                                                       GOLTERMANN,    SUBSIDIARY       FOREIGN
                                                          INC.        GUARANTORS    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                       -----------    ----------    ------------    ------------     ------------
                            ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . .     $     19        $ 31,143        $  4,382       $       -        $ 35,544
  Accounts receivable (less allowance for
    doubtful accounts of $4,432) . . . . . . . . .        8,710          27,364          81,907         (25,700)         92,281
  Inventories. . . . . . . . . . . . . . . . . . .            -          18,033          59,942          (3,089)         74,886
  Deferred income taxes. . . . . . . . . . . . . .        3,592           4,408           9,095               -          17,095
  Other current assets . . . . . . . . . . . . . .        1,244           1,884           9,608               -          12,736
                                                       --------        --------        --------       ---------        --------
Total current assets . . . . . . . . . . . . . . .       13,565          82,832         164,934         (28,789)        232,542
Property and equipment, net. . . . . . . . . . . .        1,611           8,015          56,971               -          66,597
Intangible assets, net . . . . . . . . . . . . . .        7,953         120,428          50,294               -         178,675
Investment in subsidiaries . . . . . . . . . . . .      143,579               -          29,932        (173,511)              -
Other assets . . . . . . . . . . . . . . . . . . .          213           2,763           3,794             (60)          6,710
                                                       --------        --------        --------       ---------        --------
Total assets . . . . . . . . . . . . . . . . . . .     $166,921        $214,038        $305,925       $(202,360)       $484,524
                                                       --------        --------        --------       ---------        --------
                                                       --------        --------        --------       ---------        --------

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks . . . . . . . . . . . . .     $ 34,463        $    373        $ 78,249       $       -        $113,085
  Trade accounts payable . . . . . . . . . . . . .        4,003          20,322          35,845         (22,558)         37,612
  Accrued compensation . . . . . . . . . . . . . .          714           5,478          19,715               -          25,907
  Income taxes payable . . . . . . . . . . . . . .      (10,839)          9,978           6,817           5,956
  Other current liabilities. . . . . . . . . . . .        3,683           8,967          30,986          (1,788)         41,848
  Notes payable to related parties . . . . . . . .            -               -          11,746               -          11,746
  Current maturities of long-term obligations. . .       24,000             741           5,481               -          30,222
                                                       --------        --------        --------       ---------        --------
Total current liabilities. . . . . . . . . . . . .       56,024          45,859         188,839         (24,346)        266,376
Long-term obligations, less current maturities . .       85,000           4,299          33,711          (1,415)        121,595
Pension liabilities. . . . . . . . . . . . . . . .            -               -          39,991               -          39,991
Deferred taxes . . . . . . . . . . . . . . . . . .          238          25,156             188               -          25,582
Other non-current liabilities. . . . . . . . . . .          245           2,142           3,179               -           5,566
Commitments and contingencies
Stockholders' equity:
  Common stock . . . . . . . . . . . . . . . . . .          132               -               -               -             132
  Additional paid-in capital . . . . . . . . . . .       72,948         168,071          85,153        (253,224)         72,948
  Accumulated deficit. . . . . . . . . . . . . . .      (57,645)        (31,463)        (55,115)         86,578         (57,645)
  Foreign currency translation adjustments . . . .        9,979             (26)          9,979          (9,953)          9,979
                                                       --------        --------        --------       ---------        --------
Total stockholders' equity . . . . . . . . . . . .       25,414         136,582          40,017        (176,599)         25,414
                                                       --------        --------        --------       ---------        --------
Total liabilities and stockholders' equity . . . .     $166,921        $214,038        $305,925       $(202,360)       $484,524
                                                       --------        --------        --------       ---------        --------
                                                       --------        --------        --------       ---------        --------


                        WAVETEK WANDEL & GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                    CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                            (DOLLARS IN THOUSANDS)


                                                         WAVETEK
                                                        WANDEL &
                                                       GOLTERMANN,    SUBSIDIARY       FOREIGN
                                                          INC.        GUARANTORS    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                       -----------    ----------    ------------    ------------     ------------
Net sales. . . . . . . . . . . . . . . . . . . .        $     -        $ 38,834       $ 104,481       $ (16,850)      $ 126,465
Cost of goods sold . . . . . . . . . . . . . . . .           28          20,758          48,707         (14,858)         54,635
                                                        -------        --------       ---------       ---------       ---------
Gross margin . . . . . . . . . . . . . . . . . . .          (28)         18,076          55,774          (1,992)         71,830
Operating expenses:
  Marketing and selling. . . . . . . . . . . . . .        1,025           9,060          25,437               -          35,522
  Research and development . . . . . . . . . . . .            -           5,343          12,501               -          17,844
  General and administrative . . . . . . . . . . .        1,061           2,989           8,038               -          12,088
  Amortization of intangible assets. . . . . . . .           36           3,008           1,772               -           4,816
                                                        -------        --------       ---------       ---------       ---------
                                                          2,122          20,400          47,748               -          70,270
                                                        -------        --------       ---------       ---------       ---------
Operating income (loss). . . . . . . . . . . . . .       (2,150)         (2,324)          8,026          (1,992)          1,560
Non-operating income (expense):
  Interest income. . . . . . . . . . . . . . . . .           34              50             149               -             233
  Interest expense . . . . . . . . . . . . . . . .       (2,869)           (140)         (2,182)              -          (5,191)
  Equity in net income (loss) of subsidiaries. . .        2,012               -          (1,452)           (560)              -
  Other, net . . . . . . . . . . . . . . . . . . .          135             253            (149)              -             239
                                                        -------        --------       ---------       ---------       ---------
                                                           (688)            163          (3,634)           (560)         (4,719)
                                                        -------        --------       ---------       ---------       ---------
Income (loss) before provision (credit) for
  income taxes . . . . . . . . . . . . . . . . . .       (2,838)         (2,161)          4,392          (2,552)         (3,159)
Provision (credit) for income taxes. . . . . . . .       (1,701)            231           3,955          (4,507)         (2,022)
                                                        -------        --------       ---------       ---------       ---------
Net income (loss). . . . . . . . . . . . . . . . .      $(1,137)       $ (2,392)       $    437         $ 1,955        $ (1,137)
                                                        -------        --------       ---------       ---------       ---------
                                                        -------        --------       ---------       ---------       ---------

                        WAVETEK WANDEL & GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                       CONSOLIDATING STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                         WAVETEK
                                                        WANDEL &
                                                       GOLTERMANN,    SUBSIDIARY       FOREIGN
                                                          INC.        GUARANTORS    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                       -----------    ----------    ------------    ------------     ------------
Net sales. . . . . . . . . . . . . . . . . . . . .       $    -         $16,725         $84,368        $(10,833)        $90,260
Cost of goods sold . . . . . . . . . . . . . . . .            -           8,499          40,229         (10,833)         37,895
                                                         ------         -------         -------        --------         -------
Gross margin . . . . . . . . . . . . . . . . . . .            -           8,226          44,139               -          52,365
Operating expenses:
  Marketing and selling. . . . . . . . . . . . . .            -           4,105          19,577               -          23,682
  Research and development . . . . . . . . . . . .            -           3,044           7,559               -          10,603
  General and administrative . . . . . . . . . . .            -           1,402           5,207               -           6,609
  Amortization of intangible assets. . . . . . . .            -              70             196               -             266
  Acquired in-process research and development . .            -               -           1,361               -           1,361
                                                         ------         -------         -------        --------         -------
                                                              -           8,621          33,900               -          42,521
                                                         ------         -------         -------        --------         -------
Operating income (loss). . . . . . . . . . . . . .            -            (395)         10,239               -           9,844
Non-operating income (expense):
  Interest income. . . . . . . . . . . . . . . . .            -             188             244             (45)            387
  Interest expense . . . . . . . . . . . . . . . .            -             (45)         (2,565)             45          (2,565)
  Equity in net income (loss) of subsidiaries. . .            -               -              40             (40)              -
  Other, net . . . . . . . . . . . . . . . . . . .            -              26            (707)              -            (681)
                                                         ------         -------         -------        --------         -------
                                                              -             169          (2,988)            (40)          (2,859)
                                                         ------         -------         -------        --------         -------
Income (loss) before provision (credit) for income
  taxes and minority interest in income (loss) . .            -            (226)          7,251             (40)           6,985
Provision (credit) for income taxes. . . . . . . .            -            (103)          7,305               -            7,202
Minority interest in income (loss) . . . . . . . .            -               -               -            (163)           (163)
                                                         ------         -------         -------        --------         -------
Net income (loss). . . . . . . . . . . . . . . . .       $    -         $  (123)        $   (54)       $    123         $   (54)
                                                         ------         -------         -------        --------         -------
                                                         ------         -------         -------        --------         -------


                        WAVETEK WANDEL & GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                   FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


                                                         WAVETEK
                                                        WANDEL &
                                                       GOLTERMANN,    SUBSIDIARY       FOREIGN
                                                          INC.        GUARANTORS    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                       -----------    ----------    ------------    ------------     ------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating
  activities . . . . . . . . . . . . . . . . . . .     $(11,223)         $4,743         $(2,424)        $     -         $(8,904)
INVESTING ACTIVITIES
Purchase of property and equipment . . . . . . . .         (455)           (637)         (1,617)              -          (2,709)
Transfer of subsidiaries . . . . . . . . . . . . .      (28,536)              -          28,536               -               -
                                                       --------          ------         -------         -------         -------
Net cash provided by (used in) investing
  activities . . . . . . . . . . . . . . . . . . .      (28,991)           (637)         26,919               -          (2,709)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit and
  long-term obligations. . . . . . . . . . . . . .       77,889           1,402          17,279               -          96,570
Principal payments on revolving lines of credit
  and long-term obligations. . . . . . . . . . . .      (58,463)         (1,775)        (43,711)                       (103,949)
Capital contribution from Wavetek Wandel &
  Goltermann, Inc. to subsidiary . . . . . . . . .       (2,034)              -           2,034               -               -
Loans to subsidiaries. . . . . . . . . . . . . . .       (5,832)            (66)          5,898               -               -
Repayment of loans to subsidiaries . . . . . . . .       28,996         (28,996)              -               -               -
                                                       --------         -------         -------         -------         -------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . . .       40,556         (29,435)        (18,500)              -          (7,379)
Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . . .            -               -              18               -              18
                                                       --------         -------         -------         -------         -------
Increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . . .          342         (25,329)          6,013               -         (18,974)
Cash and cash equivalents at beginning of
  period . . . . . . . . . . . . . . . . . . . . .           19          31,143           4,382               -          35,544
                                                       --------         -------         -------         -------         -------
Cash and cash equivalents at end of period . . . .     $    361         $ 5,814         $10,395         $     -         $16,570
                                                       --------         -------         -------         -------         -------
                                                       --------         -------         -------         -------         -------


                        WAVETEK WANDEL & GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                   FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                              (DOLLARS IN THOUSANDS)

                                                         WAVETEK
                                                        WANDEL &
                                                       GOLTERMANN,    SUBSIDIARY       FOREIGN
                                                          INC.        GUARANTORS    SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                                       -----------    ----------    ------------    ------------     ------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating
  activities . . . . . . . . . . . . . . . . . . .       $    -        $    383        $ (2,559)         $8,500        $  6,324
INVESTING ACTIVITIES
Purchase of business, net of cash acquired . . . .            -               -          (5,185)              -          (5,185)
Purchase of property and equipment . . . . . . . .            -            (335)         (1,541)              -          (1,876)
Purchase of short-term investments . . . . . . . .            -         (18,150)              -               -         (18,150)
Proceeds from sale of short-term investments . . .            -          18,150               -               -          18,150
Other investing activities . . . . . . . . . . . .            -               2            (398)              -            (396)
                                                        --------       --------        --------          ------        --------
Net cash used in investing activities. . . . . . .            -            (333)         (7,124)              -          (7,457)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit and
  long-term obligations. . . . . . . . . . . . . .            -               -          22,881               -          22,881
Principal payments on revolving lines of credit
  and long-term obligations. . . . . . . . . . . .            -               -          (8,270)              -          (8,270)
                                                        --------       --------        --------          ------        --------
Net cash provided by (used in) financing
  activities . . . . . . . . . . . . . . . . . . .            -               -          14,611               -          14,611
Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . . .            -               -              (7)              -              (7)
                                                        --------       --------        --------          ------        --------
Increase in cash and cash equivalents. . . . . . .            -              50           4,921           8,500          13,471
Cash and cash equivalents at beginning of
  period . . . . . . . . . . . . . . . . . . . . .            -          13,401           4,499          (8,500)          9,400
                                                        --------       --------        --------          ------        --------
Cash and cash equivalents at end of period . . . .       $    -        $ 13,451         $ 9,420          $    -         $22,871
                                                        --------       --------        --------          ------        --------
                                                        --------       --------        --------          ------        --------


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

OVERVIEW

    On September 30, 1998, Wavetek Corporation, a Delaware corporation ("Wavetek"), and Wandel & Goltermann Management Holding GmbH, a German limited liability company ("WG"), consummated an exchange transaction whereby the stockholders of WG became stockholders of Wavetek, and WG became a subsidiary of Wavetek (the "Exchange Transaction"). In connection with the Exchange Transaction, Wavetek was renamed Wavetek Wandel & Goltermann, Inc. (the "Company"). Although WG became a subsidiary of Wavetek, the Exchange Transaction was treated, for accounting and reporting purposes, as a purchase of Wavetek by WG. Accordingly, the consolidated financial statements of the Company included herein as of any date or for any period prior to September 30, 1998 are the historical consolidated financial statements of WG. The consolidated balance sheets of the Company as of September 30, 1998 and December 31, 1998 and the consolidated statement of operations for the three months ended December 31, 1998, included herein, reflect the Exchange Transaction and the related purchase accounting adjustments. The Company expects net sales, cost of goods sold, gross margin, operating expenses and interest expense to increase significantly in fiscal 1999 as a result of the Exchange Transaction. The Company also expects its operating expenses to increase as a result of its acquisition of Tinwald Networking Technologies Inc. in January 1998 and Wavetek's acquisition of Digital Transport Systems, Inc. effective September 30, 1998.

GENERAL

    The Company is a leading global designer, manufacturer and marketer of a broad range of communications test instruments used to develop, manufacture, install and maintain communications networks and equipment. The Company conducts its communications test business, which addresses most sectors of the communications test market, in four principal business areas: (1) Telecom Networks (traditional voice/data transmissions and new multi-service networks), (2) Enterprise Networks (local and wide-area network infrastructures), (3) Multimedia (cable television and digital video broadcast) and (4) Wireless (mobile telephony and data). The Company also designs, manufactures and sells precision measurement instruments, electromagnetic measurement instruments and general-purpose handheld test tools. In addition, the Company provides repair, upgrade and calibration services, as well as value-added professional services such as consulting and training on a worldwide basis.

    The Company sells its products to a broad base of over 5,000 customers worldwide, including (1) global communications equipment manufacturers such as Alcatel, Cisco Systems, Inc., L.M. Ericsson Telephon AB ("Ericsson"), International Business Machines Corp. ("IBM"), Lucent Technologies, Inc., Motorola, Inc., Northern Telecom, Ltd. ("Nortel"), NCR Corporation and Siemens AG, (2) communications service providers such as AT&T Corporation,

TeleCommunications, Inc. ("TCI"), Deutsche Telekom AG, France Telecom, Embratel, China Telecom and Time Warner Cable and (3) the information service departments of corporations and governmental entities such as DaimlerChrysler and the U.S. Navy. For fiscal 1998, no customer represented more than 5% of the Company's pro forma sales. The Company's sales are also diversified geographically.

    The Company sells and services its products through (1) its global sales and service organization of over 800 employees in over 25 countries and (2) a global network of over 250 distributors, resellers and independent representatives, which together provide the Company with a sales and service presence in over 85 countries. The Company has design and manufacturing capabilities through 11 facilities located in the United States, Germany, France, the United Kingdom, Switzerland and Brazil.

    The Company's operating expenses are substantially impacted by marketing and selling activities and by research and development activities. Marketing and selling expenses are primarily driven by: (1) sales volume, with respect to sales force expenses and commission expenses; (2) the extent of market research activities for new product design efforts; (3) advertising and trade show activities and (4) the number of new products launched in the period. In recent periods, the Company has increased its spending on research and development activities primarily to accelerate the timing of new product introductions. General and administrative expenses primarily include costs associated with the Company's administrative employees, facilities and functions. The Company incurs expenses in foreign countries primarily in the functional currencies of such locations. As a result of the Company's substantial international operations, the United States dollar amount of its expenses is impacted by changes in foreign currency exchange rates. The Company's ability to maintain and grow its sales depends on a variety of factors including its ability to maintain its competitive position in areas such as technology, performance, price, brand identity, quality, reliability, distribution and customer service and support. The Company's sales growth also depends on its ability to continue to introduce new products that respond to technological change and market demand in a timely manner.

RESULTS OF OPERATIONS

    The following table sets forth selected financial information as a percentage of sales for the periods indicated:


                                                                        THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                      ---------------------
                                                                       1998           1997
                                                                      -----          -----
Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .          100.0%         100.0%
Cost of goods sold . . . . . . . . . . . . . . . . . . . . .           43.2           42.0
                                                                      -----          -----
Gross margin . . . . . . . . . . . . . . . . . . . . . . . .           56.8           58.0
Operating expenses . . . . . . . . . . . . . . . . . . . . .           55.6           47.1
                                                                      -----          -----
Operating income (loss). . . . . . . . . . . . . . . . . . .            1.2           10.9
Interest expense, net. . . . . . . . . . . . . . . . . . . .           (3.9)          (2.4)
Other non-operating income (expense), net. . . . . . . . . .            0.2           (0.8)
                                                                      -----          -----
Income (loss) before provision (credit) for income taxes
  and minority interest in income (loss) . . . . . . . . . .           (2.5)           7.7
Provision (credit) for income taxes. . . . . . . . . . . . .           (1.6)           8.0
Minority interest in income (loss) . . . . . . . . . . . . .              -           (0.2)
                                                                      -----          -----
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .           (0.9)%         (0.1)%
                                                                      -----          -----
                                                                      -----          -----
EBITDA (1) . . . . . . . . . . . . . . . . . . . . . . . . .           10.0%          15.4%
                                                                      -----          -----
                                                                      -----          -----

                                      16

    The Company's ratio of earnings to fixed charges was as follows for the periods indicated:

                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                           -------------------
                                                           1998           1997
                                                           ----           ----
Ratio of earnings to fixed charges (2) . . . . . . . . .   0.5x           3.3x


---------------

(1) EBITDA is operating income plus depreciation and amortization expense, acquired in-process research and development, provisions for restructuring and other non-recurring charges and, for the three months ended December 31, 1998, the one-time non-cash increase in cost of goods sold resulting from the adjustment of inventories to fair value in connection with the Exchange Transaction. The Company's definition of EBITDA is consistent with the definition of Consolidated Cash Flow in the Indenture related to the Company's 10-1/8% Senior Subordinated Notes due June 15, 2007 (the "Indenture"). While EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows, the Company has included EBITDA because it may be viewed as an indicator of compliance with certain covenants in the Indenture and is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a Company's ability to service debt. EBITDA as presented by the Company herein may not be comparable to similarly titled measures reported by other companies. In addition, the amount reported by the Company as EBITDA may not be fully available for management's discretionary use due to the Company's needs to conserve funds for debt service, capital expenditures and other commitments.

(2) For purposes of computing this ratio, earnings consist of income (loss) before provision (credit) for income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of the rent expense from operating leases, which management believes is a reasonable approximation of the interest factor of the rent.

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

    NET SALES. Net sales in the three months ended December 31, 1998 increased $36.2 million, or 40.1%, to $126.5 million from $90.3 million in the comparable fiscal 1998 period. This increase was substantially due to the addition of sales from Wavetek following the Exchange Transaction. Sales to international customers increased $18.0 million, or 22.4%, to $98.6 million and sales to customers in the United States increased $18.2 million, or 187.4%, to $27.9 million. The Company's sales to customers outside the United States decreased to 78.0% of total sales in the three months ended December 31, 1998 from 89.3% in the comparable fiscal 1998 period. Changes in certain foreign exchange rates had a small favorable impact on the United States dollar equivalent of the Company's sales denominated in foreign currencies in the three months ended December 31, 1998. Sales of the Company's Communications Test products in the three months ended December 31, 1998 increased $29.1 million, or 34.7%, from the comparable fiscal 1998 period to $113.1 million also primarily due to the addition of sales from Wavetek following the Exchange Transaction. Sales in the three months ended December 31, 1998 from repair, upgrade and calibration services increased $2.6 million, or 71.6%, from the comparable fiscal 1998 period to $6.2 million.

    GROSS MARGIN. The Company's gross margin in the three months ended December 31, 1998 increased $19.4 million, or 37.2%, to $71.8 million from $52.4 million in the comparable fiscal 1998 period due to the added gross margin on the Wavetek sales following the Exchange Transaction. Gross margin as a percentage of sales decreased to 56.8% in the three months ended December 31, 1998 from 58.0% in the comparable fiscal 1998 period. The decrease in the gross margin percentage during the three months ended December 31, 1998 resulted primarily from the impact of the change in the mix of products sold following the Exchange Transaction. Changes in foreign exchange rates had a small favorable impact on the United States dollar equivalent of gross margins related to international sales denominated in foreign currencies in the three months ended December 31, 1998.

    OPERATING EXPENSES. Operating expenses in the three months ended December 31, 1998 increased $27.8 million, or 65.3%, to $70.3 million from $42.5 million in the comparable fiscal 1998 period due primarily to the addition of expenses from Wavetek following the Exchange Transaction. Operating expenses as a percentage of sales increased to 55.6% in the three months ended December 31, 1998 from 47.1% in the comparable fiscal 1998 period. Marketing and selling expenses increased $11.8 million, or 50.0%, to $35.5 million (28.1% of sales) in the three months ended December 31, 1998 from $23.7 million (26.2% of sales) in the comparable fiscal 1998 period due primarily to the addition of marketing and selling expenses from Wavetek following the Exchange Transaction. In addition, the Company incurred certain costs during the three months ended December 31, 1998 related to a biannual international sales and marketing meeting and increased its spending related to certain market development resources and fixed selling expenses. Spending for research and development activities increased $7.2 million, or 68.3%, to $17.8 million (14.1% of sales) in the three months ended December 31, 1998 from $10.6 million (11.7% of sales) in the comparable fiscal 1998 period due primarily to the addition of research and development expenses from Wavetek following the Exchange Transaction and from other businesses acquired by the Company during fiscal 1998. The Company also increased research and development spending in order to accelerate the timing and number of new product introductions. General and administrative expenses increased $5.5 million, or 82.9%, to $12.1 million (9.6% of sales) in the three months ended December 31, 1998 from $6.6 million (7.3% of sales) in the comparable fiscal 1998 period due to the addition of general and administrative expenses from Wavetek following the Exchange Transaction and from other businesses acquired by the Company during fiscal 1998. In addition, the Company has increased its general and administrative spending relate to its management information systems and certain other fixed administrative costs in relation to the comparable fiscal 1998 period. Operating expenses for the three months ended December 31, 1998 also reflect an increase in amortization of intangible assets of $4.6 million, due primarily to the Exchange Transaction, partially offset by expenses for acquired in-process research and development of $1.4 million which occurred in the three months ended December 31, 1997 and did not recur in the current period. Changes in foreign exchange rates had a small unfavorable impact on the United States dollar equivalent of operating expenses denominated in foreign currencies in the three months ended December 31, 1998.

    NON-OPERATING INCOME (EXPENSE). Non-operating expense, net, in the three months ended December 31, 1998 increased by $1.9 million over the comparable fiscal 1998 period to $4.7 million. The increase was primarily due to an increase in the Company's net interest expense to $5.0 million during the three months ended December 31, 1998 from $2.2 million in the comparable fiscal 1998 period, reflecting additional interest expense due to an increase in the Company's outstanding debt following the Exchange Transaction. The increase in net interest expense was partially offset by a reduction of $0.9 million in other non-operating expenses.

    PROVISION (CREDIT) FOR INCOME TAXES. The Company's effective tax rate decreased to approximately 64% in the three months ended December 31, 1998, from approximately 103% in the comparable fiscal 1998 period. The Company's effective tax rate takes into account the expected annual mix of income and related tax rates by geographical location. Such effective rate also reflects the non-deductibility of the amortization expense related to certain intangible assets and other expenses related to the Exchange Transaction and other acquisitions which occurred during fiscal 1998.

    NET INCOME (LOSS). As a result of the above factors, net loss was $1.1 million in the three months ended December 31, 1998 as compared to $0.1 million in the comparable fiscal 1998 period.

    EBITDA. As a result of the above factors, EBITDA was $12.6 million in the three months ended December 31, 1998 as compared to $13.9 million in the comparable fiscal 1998 period. EBITDA as a percentage of sales decreased to 10.0% in the three months ended December 31, 1998 from 15.4% in the comparable fiscal 1998 period.

    RATIO OF EARNINGS TO FIXED CHARGES. As a result of the above factors, the ratio of earnings to fixed charges was 0.5x in the three months ended December 31, 1998 as compared to 3.3x in the comparable fiscal 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash provided by (used in) operating activities was $(8.9) million and $6.3 million in the three months ended December 31, 1998 and 1997, respectively. The Company had cash, cash equivalents and short-term investments at December 31, 1998 of $16.6 million. The Company invests its excess cash in highly liquid money market funds, U.S. Treasury obligations and investment grade commercial paper. In recent years, the Company has funded its business through operating cash flow, has not relied on sales of equity to provide cash and has used short-term debt primarily for cash management purposes. The Company had short-term borrowings outstanding of $52.3 million at December 31, 1998, including amounts borrowed for working capital requirements. The Company had additional obligations outstanding totaling approximately $5.0 million in the form of letters of credit and bank guarantees.

    The Company's primary cash needs have been for the funding of working capital requirements (primarily inventory and accounts receivable) and capital expenditures. The Company's net cash used in investing activities was $2.7 million and $7.5 million in the three months ended December 31, 1998 and 1997, respectively. The Company's recurring cash requirements for investing activities are primarily for the purchase of businesses and capital expenditures. The Company made capital expenditures in the three months ended December 31, 1998 and 1997 of approximately $2.7 million and $1.9 million, respectively.

    The Company's net cash provided by (used in) financing activities was $(7.4) million and $14.6 million in the three months ended December 31, 1998 and 1997, respectively. The net cash provided by (used in) financing activities substantially reflects the proceeds from and repayments for borrowings used to finance the Company's operating and investing activities, or as an application of the cash generated from these activities.

    The Company believes that its cash flow from operations, combined with the remaining available borrowings under its existing bank credit agreements, including the Credit Facility discussed in Note 5 to the Company's consolidated financial Statements included in Item 1 herein, will be sufficient to fund its debt service obligations, including its obligations under the Notes, and working capital requirements.

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

    The Indenture under which the Company's 10-1/8% Senior Subordinated Notes due 2007 were issued permits the Company and its subsidiaries to make investments in, and intercompany loans to, its foreign subsidiaries. Payments to the Company or its other subsidiaries by such foreign subsidiaries, including the payment of dividends, redemption of capital stock or repayment of such intercompany loans, may be restricted by the credit agreements of the foreign subsidiaries.

    On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and a new common currency (the "euro"). The participating countries adopted the euro as their common legal currency on that date. The Company is assessing the potential impact from the euro conversion in a number of areas, including the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis, and the impact on currency exchange costs and currency exchange rate risk. At this stage of its assessment, the Company cannot yet predict the full impact of the euro conversion on the Company.

PERIODIC FLUCTUATIONS

The Company's net sales occurred in the following percentages in each of the last four quarters: 20% for the quarter ended March 31, 1998, 21% for the quarter ended June 30, 1998, 24% for the quarter ended September 30, 1998 and 35% for the quarter ended December 31, 1998. A variety of factors may cause period-to-period fluctuations in the operating results of the Company. Such factors include, but are not limited to, the purchase of businesses, product mix, European summer holidays and other seasonal influences, competitive pricing pressures, materials costs, currency fluctuations, revenues and expenses related to new products and enhancements of existing products, as well as delays in customer purchases in anticipation of the introduction of new products or product enhancements by the Company or its competitors. The majority of the Company's revenues in each quarter results from orders received in that quarter. As a result, the Company establishes its production, inventory and operating expenditure levels based on anticipated revenue levels. Thus, if sales do not occur when expected, expenditure levels could be disproportionately high and operating results for that quarter, and potentially future quarters, would be adversely affected.

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

    The total cost of the year 2000 Issue project is estimated to be approximately $2.2 million and is estimated to be completed no later than June 30, 1999 including testing and implementation. The Company has already incurred a substantial portion of the costs of this project, including costs associated with the implementation of certain new core information systems. Much of this expenditure, both incurred and expected, would have been necessary in any case as part of the regular process of maintaining and updating systems. In some instances, the expenditures have been accelerated in order to comply with Year 2000 requirements. As of December 31, 1998, the Company has incurred approximately $1.5 million related to the Year 2000 Issue.

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

    As of December 31, 1998, all Company products are delivered Year 2000 compliant. Information has also been provided to address customer inquiries concerning previously delivered products, including those no longer manufactured. All expenditures for product correction have been incurred.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company uses financial instruments, including fixed and variable rate debt, to finance its operations. The information below summarizes the Company's market risks associated with debt obligations outstanding as of December 31, 1998. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity. Variable interest rate obligations under the Credit Facility and other revolving bank credit agreements, capital lease obligations and notes payable to related parties are not included in the table. The information is presented in U.S.

dollar equivalents, which is the Company's reporting currency. The actual cash flows of the instruments are denominated in U.S. dollars ("US$"), German Deutsche marks ("DM") and other currencies ("other") as indicated.


                                                                         EXPECTED MATURITY DATE
                                          ----------------------------------------------------------------------------------
                                          1999          2000         2001         2002         2003    Thereafter      Total
                                          ----          ----         ----         ----         ----    ----------      -----
                                                                     (US$ EQUIVALENT IN THOUSANDS)
Long-term Obligations:
  Fixed Rate (US$) . . . . . . . .       $  741       $  685       $  633       $  585       $  541      $85,500      $88,685
    Average interest . . . . . . .          8.2%         8.2%         8.2%         8.2%         8.2%        10.1%        10.0%
  Fixed Rate (DM). . . . . . . . .       $3,826       $4,784       $4,048       $3,676       $3,679      $13,413      $33,426
    Average interest rate. . . . .          4.6%         4.4%         3.8%         3.6%         3.6%         5.9%         4.8%
  Fixed Rate (other) . . . . . . .       $  152       $  451       $  195       $2,008       $  180      $ 1,660      $ 4,646
    Average interest . . . . . . .          5.5%         8.5%         5.6%         5.3%         5.7%         5.6%         5.8%


    The carrying amounts of the Company's debt instruments approximate their fair values. At December 31, 1998, the Company had interest rate cap and swap agreements in an aggregate notional amount of $12.0 million to limit its exposure on interest rate changes related to certain variable interest rate debt instruments. The carrying values of these interest rate agreements approximate fair value at December 31, 1998.

    The Company uses forward exchange contracts and collars in the ordinary course of business to mitigate its exposure to changes in foreign currency exchange rates relating to cash, accounts receivable, accounts payable, significant transactions and anticipated future sales denominated in foreign currencies. The terms of these contracts are generally less than one year. The Company's risk management policies do not provide for the utilization of financial instruments for trading purposes. Gains and losses on financial instruments that qualify as hedges of existing assets or liabilities or firm commitments are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Financial instruments which are not designated as hedges of specific assets, liabilities, firm commitments or anticipated transactions are marked to market and any resulting unrealized gains or losses are recorded in "Other, net" in the accompanying consolidated statements of operations. At December 31, 1998 and September 30, 1998, the Company had foreign exchange contracts outstanding in an aggregate notional amount of $22.2 million and $25.8 million, respectively. While it is not the Company's intention to terminate any of these contracts, the estimated fair value of these contracts indicated that termination of the forward currency exchange contracts at December 31, 1998 would have resulted in a gain of $0.3 million and termination at September 30, 1998 would have resulted in a loss of $0.6 million. Due to the volatility of currency exchange rates, these estimated results may or may not be realized.

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

    None.

ITEM 5.   OTHER INFORMATION

    None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Facilities Agreement in relation to a Multi-Currency Revolving Credit Facility and Bilateral Ancillary Facilities between Wavetek Wandel & Goltermann, Inc. as Borrower, Wandel & Goltermann Technologies, Inc. as Guarantor, Commerzbank Aktiengesellschaft and Deutsche Bank AG as Joint-Arrangers, Commerzbank International S.A. as Agent and Others, dated December 23, 1998.
          12.1  Schedule Re: Computation of Ratio of Earnings to Fixed Charges
          27.1 Financial Data Schedule for the three months ended December 31, 1998

     (b)  Reports on Form 8-K

          On December 14, 1998, the Company filed an amendment to a Current Report on Form 8-K originally filed on October 6, 1998 relating to the consummation of the Exchange Transaction. Such amendment included certain financial statements and pro forma financial information related to the Exchange Transaction.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    February 16, 1999             WAVETEK WANDEL & GOLTERMANN, INC.
                                                 (Registrant)


                                              /s/VICKIE L. CAPPS
                                       ---------------------------------
                                                Vickie L. Capps
                                   Senior Vice President-Finance, Treasurer,
                                 Secretary and Acting Chief Financial Officer