Form 10-Q
period 1999-03-31
WAVETEK WANDEL & GOLTERMANN INC
filed 1999-05-17
CIK 1043015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
          [X]      Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1999.

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                 For the transition period from _____ to _____.

                       Commission file number 333-32195
                        WAVETEK WANDEL GOLTERMANN, INC.

             (Exact Name of Registrant as Specified in Its Charter)


               DELAWARE                                     33-0457664
               --------                                     ----------
     (State or Other Jurisdiction                        (I.R.S. Employer
   of Incorporation or Organization)                    Identification No.)



          1030 SWABIA COURT
 RESEARCH TRIANGLE PARK, NORTH CAROLINA                     27709-3585
---------------------------------------                     ----------
(Address of Principal Executive Offices)                    (Zip Code)


                                 (919) 941-5730
                                 --------------
               Registrant's Telephone Number, Including Area Code


                        WAVETEK WANDEL & GOLTERMANN, INC.
                        ---------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                         -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 14, 1999, Registrant had only one class of common stock, of which there were 13,202,323 shares outstanding.

                         WAVETEK WANDEL GOLTERMANN, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS


                                                                                                   Page
                                                                                                   ----
PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           Consolidated Balance Sheets as of March 31, 1999 and September 30, 1998..................3
           Consolidated Statements of Operations for the Three and Six Months Ended March 31,
              1999 and March 31, 1998...............................................................4
           Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31,
              1999 and March 31, 1998...............................................................5
           Notes to Consolidated Financial Statements...............................................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.....................................................18

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK.............................................................................27


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.......................................................................28

ITEM 2.    CHANGES IN SECURITIES...................................................................29

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.........................................................29

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................29

ITEM 5.    OTHER INFORMATION.......................................................................29

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........................................................29

PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                         WAVETEK WANDEL GOLTERMANN, INC.
                           CONSOLIDATED BALANCE SHEETS
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               MARCH 31,      SEPTEMBER 30,
                                                                                 1999             1998
                                                                           ----------------- ---------------
                                                                             (unaudited)         (note)
                               ASSETS
Current assets:
  Cash and cash equivalents...............................................    $  17,123        $  35,544
  Accounts receivable (less allowance for doubtful accounts of $4,318 at
    March 31, 1999 (unaudited) and $4,432 at September 30, 1998)..........       82,295           92,281
  Inventories.............................................................       61,942           74,886
  Deferred income taxes...................................................       26,025           17,095
  Other current assets....................................................       17,449           12,736
                                                                           ----------------- ---------------
Total current assets......................................................      204,834          232,542

Property and equipment, net...............................................       62,274           66,597
Intangible assets, net....................................................      172,199          178,675
Other assets..............................................................        6,161            6,710
                                                                           ----------------- ---------------
Total assets..............................................................    $ 445,468        $ 484,524
                                                                           ----------------- ---------------
                                                                           ----------------- ---------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks..................................................    $  21,285        $ 113,085
  Trade accounts payable..................................................       24,588           37,612
  Accrued compensation....................................................       21,219           25,907
  Income taxes payable....................................................        5,975            5,956
  Other current liabilities...............................................       41,650           41,848
  Notes payable to related parties........................................       10,812           11,746
  Current maturities of long-term obligations.............................        6,016           30,222
                                                                           ----------------- ---------------
Total current liabilities.................................................      131,545          266,376
Long-term obligations, less current maturities............................      224,353          121,595
Pension liabilities.......................................................       39,372           39,991
Deferred income taxes.....................................................       24,479           25,582
Other non-current liabilities.............................................        5,328            5,566
Commitments and contingencies
Stockholders' equity:
  Common stock, par value $.01; authorized, 50,000 shares;
    issued and outstanding, 13,202 shares.................................          132              132
  Additional paid-in capital..............................................       72,948           72,948
  Accumulated deficit.....................................................      (61,997)         (57,645)
  Foreign currency translation adjustments................................        9,308            9,979
                                                                           ----------------- ---------------
Total stockholders' equity................................................       20,391           25,414
                                                                           ----------------- ---------------
Total liabilities and stockholders' equity................................    $ 445,468        $ 484,524
                                                                           ----------------- ---------------
                                                                           ----------------- ---------------

    Note: The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                             See accompanying notes.

                         WAVETEK WANDEL GOLTERMANN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     MARCH 31,                        MARCH 31,
                                                           ------------------------------- --------------------------------
                                                                1999            1998            1999            1998
                                                           --------------- --------------- --------------- ----------------
Net sales..................................................   $114,466        $ 71,253        $ 240,931       $161,513
Cost of goods sold.........................................     47,927          27,913          102,562         65,808
                                                              ---------       ---------       ----------      ---------
Gross margin...............................................     66,539          43,340          138,369         95,705
Operating expenses:
  Marketing and selling....................................     34,915          22,704           70,437         46,386
  Research and development.................................     18,771          11,320           36,615         21,923
  General and administrative...............................     11,538           5,968           23,626         12,577
  Amortization of intangible assets........................      4,874             275            9,690            541
  Acquired in-process research and development.............        -             5,353              -            6,714
  Provisions for non-recurring charges.....................        -               473              -              473
                                                              ---------       ---------       ----------      ---------
                                                                70,098          46,093          140,368         88,614
                                                              ---------       ---------       ----------      ---------
Operating income (loss)....................................     (3,559)         (2,753)          (1,999)         7,091
Non-operating income (expense):
  Interest income..........................................        242             262              475            649
  Interest expense.........................................     (5,244)         (1,796)         (10,435)        (4,361)
  Other, net...............................................       (370)            320             (131)          (361)
                                                              ---------       ---------       ----------      ---------
                                                                (5,372)         (1,214)         (10,091)        (4,073)
                                                              ---------       ---------       ----------      ---------
Income (loss) before provision (credit) for income taxes
  and minority interest in loss............................     (8,931)         (3,967)         (12,090)          3,018
Provision (credit) for income taxes........................     (5,716)            733           (7,738)          7,935
Minority interest in loss..................................        -            (2,619)             -            (2,782)
                                                              ---------       ---------       ----------      ---------
Net loss...................................................   $ (3,215)       $ (2,081)       $  (4,352)      $  (2,135)
                                                              ---------       ---------       ----------      ---------
                                                              ---------       ---------       ----------      ---------
Net loss per share.........................................   $  (0.24)       $  (0.25)       $   (0.33)      $   (0.26)
                                                              ---------       ---------       ----------      ---------
                                                              ---------       ---------       ----------      ---------
Weighted average number of shares outstanding..............     13,202          8,317            13,202           8,317
                                                              ---------       ---------       ----------      ---------
                                                              ---------       ---------       ----------      ---------

                             See accompanying notes.

                         WAVETEK WANDEL GOLTERMANN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                 MARCH 31,
                                                                         ---------------------------
                                                                             1999           1998
                                                                         ------------    -----------
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities..................... $      (417)    $ 20,342
INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired............................        -         (12,073)
Purchase of property and equipment......................................      (7,642)      (3,987)
Purchase of short-term investments, available for sale..................        -         (33,250)
Proceeds from sale of short-term investments, available for sale........        -          33,250
Proceeds from sale of investments in affiliates.........................        -           1,121
Other, net..............................................................        -            (519)
                                                                         ------------    -----------
Net cash used in investing activities...................................      (7,642)     (15,458)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term obligations.......     139,059       22,881
Principal payments on revolving lines of credit and long-term
  obligations...........................................................    (145,702)     (21,319)
Other, net..............................................................        (672)      (1,183)
                                                                         ------------    -----------
Net cash provided by (used in) financing activities.....................      (7,315)         379
Effect of exchange rate changes on cash and cash equivalents............      (3,047)        (189)
                                                                         ------------    -----------
Increase (decrease) in cash and cash equivalents........................     (18,421)       5,074
Cash and cash equivalents at beginning of period........................      35,544        9,400
                                                                         ------------    -----------
Cash and cash equivalents at end of period.............................. $    17,123     $ 14,474
                                                                         ------------    -----------
                                                                         ------------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest.................................................. $     9,067     $  4,252
                                                                         ------------    -----------
                                                                         ------------    -----------
Cash paid for income taxes.............................................. $     3,653     $  1,025
                                                                         ------------    -----------
                                                                         ------------    -----------

                             See accompanying notes.

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  ORGANIZATION AND BASIS OF PRESENTATION

       On September 30, 1998, Wavetek Corporation, a Delaware corporation ("Wavetek"), and Wandel & Goltermann Management Holding GmbH, a German limited liability company ("WG"), consummated an exchange transaction whereby the stockholders of WG became stockholders of Wavetek, and WG became a subsidiary of Wavetek (the "Exchange Transaction"). In connection with the Exchange Transaction, Wavetek was renamed Wavetek Wandel Goltermann, Inc. (the "Company"). The Exchange Transaction was accounted for as a purchase of Wavetek by WG. Accordingly, the financial statements of the Company included herein as of any date or for any period prior to September 30, 1998, are the historical financial statements of WG.

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

2.  NET INCOME (LOSS) PER SHARE

       The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE ("SFAS 128"). Basic net income (loss) per share is based only on average common shares outstanding and excludes the dilutive effects of the Company's outstanding stock options. Diluted net income (loss) per share includes the dilutive effect of the Company's outstanding stock options. The Company has a simple capital structure and, accordingly, the only difference in the Company's computations of basic and diluted net income (loss) per share is the dilutive effect of outstanding stock options. For the three and six months ended March 31, 1999, the effect of outstanding stock options would have been anti-dilutive and, therefore, was not considered in the computation of diluted loss per share for such periods. There were no outstanding stock options in the three or six months ended March 31, 1998. All net income (loss) per share amounts for all periods have been presented in accordance with the requirements of SFAS 128.

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.  FINANCIAL STATEMENT DETAILS

       Inventories consist of the following:

                                                       MARCH 31,      SEPTEMBER 30,
                                                          1999            1998
                                                     ---------------  --------------
                                                         (DOLLARS IN THOUSANDS)
Materials........................................      $ 16,111         $ 19,217
Work-in-progress.................................        16,547           21,469
Finished goods...................................        29,284           34,200
                                                     ---------------  --------------
                                                       $ 61,942         $ 74,886
                                                     ---------------  --------------
                                                     ---------------  --------------

4.  COMPREHENSIVE INCOME (LOSS)

       On October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130") which established standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). The Company's current and accumulated other comprehensive income (loss) as of and for the three and six month periods ended March 31, 1999 and 1998 is comprised solely of foreign currency translation adjustments.

       Components of comprehensive income (loss) are as follows:

                                                    THREE MONTHS ENDED MARCH 31,      SIX MONTHS ENDED MARCH 31,
                                                   -------------------------------- --------------------------------
                                                        1999             1998            1999             1998
                                                   ---------------  --------------- ---------------  ---------------
Net loss.........................................    $ (3,215)        $ (2,081)      $  (4,352)        $ (2,135)
Foreign currency translation adjustments.........        (345)            (479)           (671)            (713)
                                                   ---------------  --------------- ---------------  ---------------
Comprehensive loss...............................    $ (3,560)        $ (2,560)      $  (5,023)        $ (2,848)
                                                   ---------------  --------------- ---------------  ---------------
                                                   ---------------  --------------- ---------------  ---------------

5.       MULTI-CURRENCY REVOLVING CREDIT FACILITY

       In December 1998, the Company entered into a Facilities Agreement in relation to a Multi-Currency Revolving Credit Facility and Bilateral Ancillary Facilities (the "Credit Facility") with a syndicate of four German banks, providing for revolving borrowings, letters of credit and bank guarantees aggregating up to a maximum amount of 280 million Deutsche marks ($153.8 million at March 31, 1999). The Credit Facility has a two-year term and all borrowings bear interest at LIBOR plus 0.9% through September 30, 1999 and at LIBOR plus 1.5% thereafter. Borrowings under the Credit Facility are secured by the pledge of 65% of the shares of Wandel Goltermann Management Holding GmbH, a subsidiary of the Company. In addition, a $45 million tranche of the Credit Facility, which refinanced and replaced the previously existing bank credit facility of Wavetek, is guaranteed by a U.S. subsidiary of the Company. The Credit Facility requires the Company to comply with certain covenants and maintain certain minimum financial ratios. The banks agreed to waive through May 31, 1999, the requirement that the Company maintain one such financial ratio as of March 31, 1999. The Company is currently negotiating an amendment to the ratio which it expects to finalize prior to May 31, 1999. The Company was in compliance with all other such requirements at March 31, 1999.

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.  SETTLEMENT OF CLAIMS

       In May 1999, the Company and Trilithic, Inc. ("Trilithic") agreed to settle the pending claims by Trilithic alleging unfair competition and patent infringement with respect to the Company's manufacture and sale of certain cable networks products. Under the terms of the settlement, which is expected to be finalized in May 1999, the Company will pay Trilithic $4.5 million for a release of all claims related to alleged past infringement and unfair competition, and $1.2 million for a license under the subject patents. The total payments of $5.7 million are scheduled to be paid as follows: $900,000 at closing, $900,000 in January 2000 and $650,000 annually for six years commencing January 2001. Because this matter was a known contingent liability at the date of the Exchange Transaction, the purchase price allocation related to the Exchange Transaction has been adjusted as of March 31, 1999 to reflect the $4.5 million portion of the settlement related to the resolution of all past claims. Accordingly, accrued liabilities in the accompanying balance sheet as of March 31, 1999 have been increased by $2.6 million to represent the expected total cost of the settlement of $4.0 million, measured by the present value of the related payments plus legal fees expected to be incurred to complete the settlement, less amounts which had been provided for this matter prior to the Exchange Transaction. A deferred tax asset of $1.0 million has been provided representing the tax deductibility of the settlement amount and goodwill related to the Exchange Transaction has been increased by $1.6 million. The $1.2 million portion of the settlement payments related to future royalties will be charged to operations over the related license period.

       As previously disclosed in its Form 10-K, the Company is involved with a dispute with certain beneficial owners of the Company's 10 1/8% Senior Subordinated Notes due 2007 arising from the Exchange Transaction. The Company is negotiating a resolution of the dispute and seeking consent to certain amendments to the indenture under which the Notes were issued. The Company expects that an agreement will be finalized during the quarter ended June 30, 1999, and the Company will be required to make a cash payment to the holders of the Notes. Any amount paid will be accounted for by the Company as a debt modification. The Company has included approximately $3 million in intangible assets and accrued liabilities in the accompanying balance sheet as of March 31, 1999. The intangible asset will be amortized as additional financing expense over the remaining life of the Notes. In connection with any such agreement, the Company could become obligated to pay an additional amount to the holders of the Notes on June 30, 2000 if certain events do not occur prior to that date. Management reasonably expects such events will occur prior to June 30, 2000 and accordingly, no amounts have been provided in the accompanying financial statements for this contingent obligation.

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA

       The Company's payment obligations under its Notes are guaranteed by all of the Company's current and future domestic subsidiaries (collectively, the "Subsidiary Guarantors"). WGTI and Wandel Goltermann ATE Systems, Inc., which became Subsidiary Guarantors upon completion of the Exchange Transaction, are shown as Subsidiary Guarantors for all periods presented prior to September 30, 1998. Wavetek U.S. Inc. and its subsidiary, Digital Transport Systems, Inc., are also included in the financial statements as of September 30, 1998 as a result of the Exchange Transaction. Such guarantees are full and unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has deemed that they would not be material to investors. The following supplemental condensed consolidating financial data sets forth, on an unconsolidated basis, balance sheets, statements of operations and statements of cash flows data for (i) the Company (Wavetek Wandel Goltermann, Inc., formerly Wavetek Corporation, the issuer of the Notes), (ii) the current Subsidiary Guarantors and (iii) the Company's foreign subsidiaries (the "Foreign Subsidiaries"). The supplemental financial data reflects the investments of the Company in the Subsidiary Guarantors and the Foreign Subsidiaries using the equity method of accounting.

                                           WAVETEK WANDEL GOLTERMANN, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (UNAUDITED)

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                                          CONSOLIDATING BALANCE SHEETS
                                              AS OF MARCH 31, 1999
                                             (DOLLARS IN THOUSANDS)

                                                    WAVETEK
                                                     WANDEL
                                                   GOLTERMANN,    SUBSIDIARY      FOREIGN
                                                      INC.        GUARANTORS    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                  -----------    -----------    -----------   ------------    -------------
                                                         ASSETS
Current assets:
   Cash and cash equivalents......................  $      10    $    4,872     $    12,241    $     -          $  17,123
   Accounts receivable (less allowance for
     doubtful accounts of $4,318).................     38,552        30,519          67,790       (54,566)         82,295
   Inventories....................................        -          14,551          50,968        (3,577)         61,942
   Deferred income taxes..........................      3,592         6,012           4,110        12,311          26,025
   Other current assets...........................      1,426         2,280          13,743          -             17,449
                                                   ----------     ---------     -----------    ----------       ---------
Total current assets..............................     43,580        58,234         148,852       (45,832)        204,834
Property and equipment, net.......................      1,498         7,979          52,797          -             62,274
Intangible assets, net............................      9,774       116,266          46,159          -            172,199
Investment in subsidiaries........................    156,211           -              -         (156,211)            -
Other assets......................................         22         1,860           4,279          -              6,161
                                                   ----------     ---------     -----------    ----------       ---------
Total assets...................................... $  211,085     $ 184,339     $   252,087    $ (202,043)      $ 445,468
                                                   ----------     ---------     -----------    ----------       ---------
                                                   ----------     ---------     -----------    ----------       ---------

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks.........................  $     -      $      -       $    21,285    $     -          $  21,285
   Trade accounts payable.........................      3,471        17,823          57,371       (54,077)         24,588
   Accrued compensation...........................      1,362         5,432          14,425          -             21,219
   Income taxes payable...........................    (14,125)       13,884           6,216          -              5,975
   Other current liabilities......................      8,127         6,173          27,350          -             41,650
   Notes payable to related parties...............        -             -            10,812          -             10,812
   Current maturities of long-term obligations....        -             685           5,331          -              6,016
                                                   ----------     ---------     -----------    ----------       ---------
Total current liabilities.........................     (1,165)       43,997         142,790       (54,077)        131,545
Long-term obligations, less current maturities....    191,407         2,259          30,687          -            224,353
Pension liabilities...............................        -             366          39,006          -             39,372
Deferred taxes....................................        452        23,000           1,027          -             24,479
Other non-current liabilities.....................        -           3,727           1,601          -              5,328
Commitments and contingencies
Stockholders' equity:
   Common stock...................................        132           -              -             -                132
   Additional paid-in capital.....................     72,948       168,071          87,187      (255,258)         72,948
   Accumulated deficit............................    (61,997)      (57,058)        (59,542)      116,600         (61,997)
   Foreign currency translation adjustments.......      9,308           (23)          9,331        (9,308)          9,308
                                                   ----------     ---------     -----------    ----------       ---------
Total stockholders' equity........................     20,391       110,990          36,976      (147,966)         20,391
                                                   ----------     ---------     -----------    ----------       ---------
Total liabilities and stockholders' equity........ $  211,085     $ 184,339     $   252,087    $ (202,043)      $ 445,468
                                                   ----------     ---------     -----------    ----------       ---------
                                                   ----------     ---------     -----------    ----------       ---------

                                           WAVETEK WANDEL GOLTERMANN, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                                          CONSOLIDATING BALANCE SHEETS
                                            AS OF SEPTEMBER 30, 1998
                                             (DOLLARS IN THOUSANDS)

                                                    WAVETEK
                                                     WANDEL
                                                   GOLTERMANN,    SUBSIDIARY      FOREIGN
                                                      INC.        GUARANTORS    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                  -----------    -----------    -----------   ------------    -------------
                                                         ASSETS
Current assets:
   Cash and cash equivalents...................... $       19     $  31,143     $     4,382   $       -         $  35,544
   Accounts receivable (less allowance for
     doubtful accounts of $4,432).................      8,710        27,364          81,907       (25,700)         92,281
   Inventories....................................         -         18,033          59,942        (3,089)         74,886
   Deferred income taxes..........................      3,592         4,408           9,095           -            17,095
   Other current assets...........................      1,244         1,884           9,608           -            12,736
                                                   ----------     ---------     -----------    ----------       ---------
Total current assets..............................     13,565        82,832         164,934       (28,789)        232,542
Property and equipment, net.......................      1,611         8,015          56,971           -            66,597
Intangible assets, net............................      7,953       120,428          50,294           -           178,675
Investment in subsidiaries........................    143,579            -           29,932      (173,511)            -
Other assets......................................        213         2,763           3,794           (60)          6,710
                                                   ----------     ---------     -----------    ----------       ---------
Total assets...................................... $  166,921     $ 214,038     $   305,925   $  (202,360)      $ 484,524
                                                   ----------     ---------     -----------    ----------       ---------
                                                   ----------     ---------     -----------    ----------       ---------

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks......................... $   34,463     $     373    $     78,249   $       -         $ 113,085
   Trade accounts payable.........................      4,003        20,322          35,845       (22,558)         37,612
   Accrued compensation...........................        714         5,478          19,715           -            25,907
   Income taxes payable...........................    (10,839)        9,978           6,817           -             5,956
   Other current liabilities......................      3,683         8,967          30,986        (1,788)         41,848
   Notes payable to related parties...............         -             -           11,746           -            11,746
   Current maturities of long-term obligations....     24,000           741           5,481           -            30,222
                                                   ----------     ---------     -----------    ----------       ---------
Total current liabilities.........................     56,024        45,859         188,839       (24,346)        266,376
Long-term obligations, less current maturities....     85,000         4,299          33,711        (1,415)        121,595
Pension liabilities...............................         -            -            39,991           -            39,991
Deferred taxes....................................        238        25,156             188           -            25,582
Other non-current liabilities.....................        245         2,142           3,179           -             5,566
Commitments and contingencies
Stockholders' equity:
   Common stock...................................        132           -              -             -                132
   Additional paid-in capital.....................     72,948       168,071          85,153      (253,224)         72,948
   Accumulated deficit............................    (57,645)      (31,463)        (55,115)       86,578         (57,645)
   Foreign currency translation adjustments.......      9,979           (26)          9,979        (9,953)          9,979
                                                   ----------     ---------     -----------    ----------       ---------
Total stockholders' equity........................     25,414       136,582          40,017      (176,599)         25,414
                                                   ----------     ---------     -----------    ----------       ---------
Total liabilities and stockholders' equity........ $  166,921     $ 214,038     $   305,925   $  (202,360)      $ 484,524
                                                   ----------     ---------     -----------    ----------       ---------
                                                   ----------     ---------     -----------    ----------       ---------

                                           WAVETEK WANDEL GOLTERMANN, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                                     CONSOLIDATING STATEMENTS OF OPERATIONS
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                             (DOLLARS IN THOUSANDS)

                                                    WAVETEK
                                                     WANDEL
                                                   GOLTERMANN,    SUBSIDIARY      FOREIGN
                                                      INC.        GUARANTORS    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                  -----------    -----------    -----------   ------------    -------------
Net sales......................................... $     -          $36,025     $    94,383    $  (15,942)     $  114,466
Cost of goods sold................................         11        17,274          47,122       (16,480)         47,927
                                                   ----------     ---------     -----------    ----------       ---------
Gross margin......................................        (11)       18,751          47,261           538          66,539
Operating expenses:
   Marketing and selling..........................        487         8,994          25,434            -           34,915
   Research and development.......................          2         5,846          12,923            -           18,771
   General and administrative.....................      1,824         2,388           7,326            -           11,538
   Amortization of intangible assets..............         85         3,008           1,781            -            4,874
                                                   ----------     ---------     -----------    ----------       ---------
                                                        2,398        20,236          47,464            -           70,098
                                                   ----------     ---------     -----------    ----------       ---------
Operating loss....................................     (2,409)       (1,485)           (203)          538          (3,559)
Non-operating income (expense):
   Interest income................................        305            85             157          (305)            242
   Interest expense...............................     (3,694)         (153)         (1,702)          305          (5,244)
   Equity in net income (loss) of subsidiaries....        439            -               -           (439)            -
   Other, net.....................................        558            35            (963)           -             (370)
                                                   ----------     ---------     -----------    ----------       ---------
                                                       (2,392)          (33)         (2,508)         (439)         (5,372)
                                                   ----------     ---------     -----------    ----------       ---------
Loss before provision (credit) for income taxes...     (4,801)       (1,518)         (2,711)           99          (8,931)
Provision (credit) for income taxes...............     (1,586)         (112)          2,024        (6,042)         (5,716)
                                                   ----------     ---------     -----------    ----------       ---------
Net loss.......................................... $   (3,215)    $  (1,406)    $    (4,735)   $    6,141       $  (3,215)
                                                   ----------     ---------     -----------    ----------       ---------
                                                   ----------     ---------     -----------    ----------       ---------

                                           WAVETEK WANDEL GOLTERMANN, INC.
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                   (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                                     CONSOLIDATING STATEMENTS OF OPERATIONS
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                             (DOLLARS IN THOUSANDS)

                                                    WAVETEK
                                                     WANDEL
                                                   GOLTERMANN,    SUBSIDIARY      FOREIGN
                                                      INC.        GUARANTORS    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                  -----------    -----------    -----------   ------------    -------------
Net sales......................................... $      -       $  14,297     $    66,392    $   (9,436)       $ 71,253
Cost of goods sold................................        -           7,331          30,018        (9,436)         27,913
                                                   ----------     ---------     -----------    ----------       ---------
Gross margin......................................        -           6,966          36,374           -            43,340
Operating expenses:
   Marketing and selling..........................        -           3,643          19,061           -            22,704
   Research and development.......................        -           3,580           7,740           -            11,320
   General and administrative.....................        -           1,181           4,787           -             5,968
   Amortization of intangible assets..............        -              71             204           -               275
   Acquired in-process research and development...        -           5,353             -             -             5,353
   Provisions for non-recurring charges...........        -             473             -             -               473
                                                   ----------     ---------     -----------    ----------       ---------
                                                          -          14,301          31,792           -            46,093
                                                   ----------     ---------     -----------    ----------       ---------
Operating income (loss)...........................        -          (7,335)          4,582           -            (2,753)
Non-operating income (expense):
   Interest income................................        -              97             219           (54)            262
   Interest expense...............................        -             (54)         (1,796)           54          (1,796)
   Equity in net income (loss) of subsidiaries....        -             -            (3,989)        3,989            -
   Other, net.....................................        -               8             312           -               320
                                                   ----------     ---------     -----------    ----------       ---------
                                                          -              51          (5,254)        3,989          (1,214)
                                                   ----------     ---------     -----------    ----------       ---------
Loss before provision (credit) for income taxes
   and minority interest in loss..................        -          (7,284)           (672)        3,989          (3,967)
Provision (credit) for income taxes...............        -            (676)          1,409           -               733
Minority interest in loss.........................        -             -               -          (2,619)         (2,619)
                                                   ----------     ---------     -----------    ----------       ---------
Net loss.......................................... $      -       $  (6,608)    $    (2,081)   $    6,608        $ (2,081)
                                                   ----------     ---------     -----------    ----------       ---------
                                                   ----------     ---------     -----------    ----------       ---------

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                      WAVETEK
                                                      WANDEL
                                                    GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                       INC.       GUARANTORS    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   ------------- -------------- ------------- -------------- --------------
Net sales.........................................   $    -          $74,859      $198,864      $ (32,792)     $ 240,931
Cost of goods sold................................        39          38,032        95,829        (31,338)       102,562
                                                   ------------- -------------- ------------- -------------- --------------
Gross margin......................................       (39)         36,827       103,035         (1,454)       138,369
Operating expenses:
   Marketing and selling..........................     1,512          18,054        50,871           -            70,437
   Research and development.......................         2          11,189        25,424           -            36,615
   General and administrative.....................     2,885           5,377        15,364           -            23,626
   Amortization of intangible assets..............       121           6,016         3,553           -             9,690
                                                   ------------- -------------- ------------- -------------- --------------
                                                       4,520          40,636        95,212           -           140,368
                                                   ------------- -------------- ------------- -------------- --------------
Operating income (loss)...........................    (4,559)         (3,809)        7,823         (1,454)        (1,999)
Non-operating income (expense):
   Interest income................................       339             135           306           (305)           475
   Interest expense...............................    (6,563)           (293)       (3,884)           305        (10,435)
   Equity in net income (loss) of subsidiaries....     2,451             -          (1,452)          (999)          -
   Other, net.....................................       693             288        (1,112)          -              (131)
                                                   ------------- -------------- ------------- -------------- --------------
                                                      (3,080)            130        (6,142)          (999)       (10,091)
                                                   ------------- -------------- ------------- -------------- --------------
Income (loss) before provision (credit) for
   income taxes...................................    (7,639)         (3,679)        1,681         (2,453)       (12,090)
Provision (credit) for income taxes...............    (3,287)            119         5,979        (10,549)        (7,738)
                                                   ------------- -------------- ------------- -------------- --------------
Net loss..........................................   $(4,352)        $(3,798)     $ (4,298)     $   8,096      $  (4,352)
                                                   ------------- -------------- ------------- -------------- --------------
                                                   ------------- -------------- ------------- -------------- --------------



                     CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)


                                                      WAVETEK
                                                      WANDEL
                                                    GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                       INC.       GUARANTORS    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   ------------- -------------- ------------- -------------- --------------
Net sales.........................................    $   -        $ 31,022       $150,760      $(20,269)      $ 161,513
Cost of goods sold................................        -          15,830         70,247       (20,269)         65,808
                                                   ------------- -------------- ------------- -------------- --------------
Gross margin......................................        -          15,192         80,513          -             95,705
Operating expenses:
   Marketing and selling..........................        -           7,748         38,638          -             46,386
   Research and development.......................        -           6,624         15,299          -             21,923
   General and administrative.....................        -           2,583          9,994          -             12,577
   Amortization of intangible assets..............        -             141            400          -                541
   Acquired in-process research and development...                    5,353          1,361          -              6,714
   Provisions for non-recurring charges...........        -             473           -             -                473
                                                   ------------- -------------- ------------- -------------- --------------
                                                          -          22,922         65,692          -             88,614
                                                   ------------- -------------- ------------- -------------- --------------
Operating income (loss)...........................        -          (7,730)        14,821          -              7,091
Non-operating income (expense):
   Interest income................................        -             285            463           (99)            649
   Interest expense...............................        -             (99)        (4,361)           99          (4,361)
   Equity in net income (loss) of subsidiaries....        -             -           (3,949)        3,949            -
   Other, net.....................................        -              34           (395)         -               (361)
                                                   ------------- -------------- ------------- -------------- --------------
                                                          -             220         (8,242)        3,949          (4,073)
                                                   ------------- -------------- ------------- -------------- --------------
Income (loss) before provision (credit) for
   income   taxes and minority interest in loss...        -          (7,510)         6,579         3,949           3,018
Provision (credit) for income taxes...............        -            (779)         8,714          -              7,935
Minority interest in loss.........................        -             -              -          (2,782)         (2,782)
                                                   ------------- -------------- ------------- -------------- --------------
Net loss..........................................    $   -        $ (6,731)      $ (2,135)     $  6,731       $  (2,135)
                                                   ------------- -------------- ------------- -------------- --------------
                                                   ------------- -------------- ------------- -------------- --------------

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                    WAVETEK
                                                     WANDEL
                                                  GOLTERMANN,    SUBSIDIARY     FOREIGN
                                                      INC.       GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  ------------- ------------- ------------- -------------- ---------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating
   activities...................................   $(23,865)      $22,301       $  1,147       $   -          $  (417)
INVESTING ACTIVITIES                                                                               -
Purchase of property and equipment..............       (264)       (1,588)        (5,790)          -           (7,642)
Transfer of subsidiaries........................    (28,536)         -            28,536           -              -
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash provided by (used in) investing
   activities...................................    (28,800)       (1,588)        22,746           -           (7,642)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit and
   long-term obligations........................    107,352         1,402         30,305           -          139,059
Principal payments on revolving lines of credit
   and long-term obligations....................    (59,408)       (1,775)       (84,519)          -         (145,702)
Dividend from subsidiary to Wavetek Wandel
   Goltermann, Inc..............................     22,000       (22,000)           -             -              -
Capital contribution from Wavetek Wandel
   Goltermann, Inc. to subsidiary...............     (2,034)           -           2,034           -              -
Loans to subsidiaries from Wavetek Wandel
   Goltermann, Inc..............................    (36,078)        6,203         29,875           -              -
Repayment of loan from subsidiary to Wavetek
   Wandel Goltermann, Inc.......................     28,996       (28,996)           -             -              -
Repayment of loans to subsidiaries..............     (7,500)       (1,818)         9,318           -              -
Other, net......................................       (672)         -               -             -             (672)
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash provided by (used in) financing
   activities...................................     52,656       (46,984)       (12,987)          -           (7,315)
Effect of exchange rate changes on cash and
   cash equivalents.............................        -            -            (3,047)          -           (3,047)
                                                  ------------- ------------- ------------- -------------- ---------------
Increase (decrease) in cash and cash
   equivalents..................................         (9)      (26,271)         7,859           -          (18,421)
Cash and cash equivalents at beginning of
   period.......................................         19        31,143          4,382           -           35,544
                                                  ------------- ------------- ------------- -------------- ---------------
Cash and cash equivalents at end of period......   $     10       $ 4,872       $ 12,241       $   -          $17,123
                                                  ------------- ------------- ------------- -------------- ---------------
                                                  ------------- ------------- ------------- -------------- ---------------

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                     FOR THE SIX MONTHS ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)


                                                    WAVETEK
                                                     WANDEL
                                                  GOLTERMANN,    SUBSIDIARY     FOREIGN
                                                      INC.       GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  ------------- ------------- ------------- -------------- ---------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating             $   -       $   (851)      $ 12,693       $8,500        $ 20,342
   activities...................................
INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired....         -         (6,888)        (5,185)         -           (12,073)
Purchase of property and equipment..............         -           (965)        (3,022)         -            (3,987)
Purchase of short-term investments..............         -        (33,250)           -            -           (33,250)
Proceeds from sale of short-term investments....         -         33,250            -            -            33,250
Proceeds from sale of investment in affiliates..         -            304            817          -             1,121
Other, net......................................         -              -           (519)         -              (519)
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash used in investing activities...........         -         (7,549)        (7,909)         -           (15,458)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit and
   long-term obligations........................         -             -          22,881          -            22,881
Principal payments on revolving lines of credit
   and long-term obligations....................         -             -         (21,319)         -           (21,319)
Other, net......................................         -             -          (1,183)         -            (1,183)
                                                  ------------- ------------- ------------- -------------- ---------------
Net cash provided by financing activities.......         -             -             379          -               379
Effect of exchange rate changes on cash and
   cash equivalents.............................         -             -            (189)         -              (189)
                                                  ------------- ------------- ------------- -------------- ---------------
Increase (decrease) in cash and cash
   equivalents..................................         -         (8,400)         4,974        8,500           5,074
Cash and cash equivalents at beginning of
   period.......................................         -         13,401          4,499       (8,500)          9,400
                                                  ------------- ------------- ------------- -------------- ---------------
Cash and cash equivalents at end of period......     $   -       $  5,001       $  9,473       $  -          $ 14,474
                                                  ------------- ------------- ------------- -------------- ---------------
                                                  ------------- ------------- ------------- -------------- ---------------

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

OVERVIEW

       On September 30, 1998, Wavetek Corporation, a Delaware corporation ("Wavetek"), and Wandel Goltermann Management Holding GmbH, a German limited liability company ("WG"), consummated an exchange transaction whereby the stockholders of WG became stockholders of Wavetek, and WG became a subsidiary of Wavetek (the "Exchange Transaction"). In connection with the Exchange Transaction, Wavetek was renamed Wavetek Wandel Goltermann, Inc. (the "Company"). Although WG became a subsidiary of Wavetek, the Exchange Transaction was treated, for accounting and reporting purposes, as a purchase of Wavetek by WG. Accordingly, the consolidated financial statements of the Company included herein as of any date or for any period prior to September 30, 1998 are the historical consolidated financial statements of WG. The consolidated balance sheets of the Company as of September 30, 1998 and March 31, 1999 and the consolidated statement of operations for the three and six months ended March 31, 1999, included herein, reflect the Exchange Transaction and the related purchase accounting adjustments. The Company expects net sales, cost of goods sold, gross margin, operating expenses and interest expense to increase significantly in fiscal 1999 as a result of the Exchange Transaction. The Company also expects its operating expenses to increase as a result of its acquisition of Tinwald Networking Technologies Inc. in January 1998 and Wavetek's acquisition of Digital Transport Systems, Inc. effective September 30, 1998. In the following discussion, all references to "pro forma" financial information mean the combined historical results of operations of Wavetek and WG for the period indicated, as if the Exchange Transaction had been consummated as of October 1, 1997.

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

RESULTS OF OPERATIONS

       The following table sets forth selected financial information as a percentage of sales for the periods indicated:

                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                   MARCH 31,                    MARCH 31,
                                                           ---------------------------  ---------------------------
                                                              1999           1998          1999           1998
                                                           ------------   ------------  ------------   ------------
Sales.....................................................   100.0%          100.0%        100.0%         100.0%
Cost of goods sold........................................    41.9            39.2          42.6           40.7
                                                           ------------   ------------  ------------   ------------
Gross margin..............................................    58.1            60.8          57.4           59.3
Operating expenses........................................    61.2            64.7          58.2           54.9
                                                           ------------   ------------  ------------   ------------
Operating income (loss)...................................    (3.1)           (3.9)         (0.8)           4.4
Interest expense, net.....................................    (4.4)           (2.1)         (4.1)          (2.3)
Other non-operating income (expense), net.................    (0.3)            0.4          (0.1)          (0.2)
                                                           ------------   ------------  ------------   ------------
Income (loss) before provision (credit) for income taxes
   and minority interest in loss..........................    (7.8)           (5.6)         (5.0)           1.9
Provision (credit) for income taxes.......................    (5.0)            1.0          (3.2)           4.9
Minority interest in loss.................................      -             (3.7)          -             (1.7)
                                                           ------------   ------------  ------------   ------------
Net loss..................................................    (2.8)%          (2.9)%        (1.8)%         (1.3)%
                                                           ------------   ------------  ------------   ------------
                                                           ------------   ------------  ------------   ------------
EBITDA (1)................................................     4.7%            7.9%          7.5%          12.1%
                                                           ------------   ------------  ------------   ------------
                                                           ------------   ------------  ------------   ------------


       The Company's ratio of earnings to fixed charges was as follows for the periods indicated:

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    MARCH 31,                     MARCH 31,
                                                            --------------------------    --------------------------
                                                               1999           1998           1999           1998
                                                            -----------    -----------    -----------    -----------
Ratio of earnings to fixed charges (2)..................      (0.5)x          (0.7)x         0.0x           1.6x


-----------
(1) EBITDA is operating income plus depreciation and amortization expense, acquired in-process research and development, provisions for restructuring and other non-recurring charges and, for the three and six months ended March 31, 1999, the one-time non-cash increase in cost of goods sold resulting from the adjustment of inventories to fair value in connection with the Exchange Transaction. The Company's definition of EBITDA is consistent with the definition of Consolidated Cash Flow in the Indenture related to the Company's 10 1/8% Senior Subordinated Notes due June 15, 2007 (the "Indenture"). While EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows, the Company has included EBITDA because it may be viewed as an indicator of compliance with certain covenants in the Indenture and is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a Company's ability to service debt. EBITDA as presented by the Company herein may not be comparable to similarly titled measures reported by other companies. In addition, the amount reported by the Company as EBITDA may not be fully available for management's discretionary use due to the Company's needs to conserve funds for debt service, capital expenditures and other commitments.

(2) For purposes of computing this ratio, earnings consist of income (loss) before provision (credit) for income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of the rent expense from operating leases, which management believes is a reasonable approximation of the interest factor of the rent.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

       NET SALES. Net sales in the three months ended March 31, 1999 increased $43.2 million, or 60.6%, to $114.5 million from $71.3 million in the comparable fiscal 1998 period. This increase was primarily due to the addition of sales from Wavetek following the Exchange Transaction. In addition, sales from the historical WG portion of the Company in the three months ended March 31, 1999 increased $9.4 million, or 13.1%, from the comparable fiscal 1998 period. Sales to international customers increased $26.3 million, or 42.2%, to $88.6 million and sales to customers in the United States increased $16.9 million, or 188.0%, to $25.9 million. The Company's sales to customers outside the United States decreased to 77.4% of total sales in the three months ended March 31, 1999 from 87.4% in the comparable fiscal 1998 period. Changes in certain foreign exchange rates had a small unfavorable impact on the United States dollar equivalent of the Company's sales denominated in foreign currencies in the three months ended March 31, 1999. Sales of the Company's Communications Test products in the three months ended March 31, 1999 increased $35.7 million, or 54.4%, from the comparable fiscal 1998 period to $101.2 million also primarily due to the addition of sales from Wavetek following the Exchange Transaction. Sales in the three months ended March 31, 1999 from repair, upgrade and calibration services increased $2.0 million, or 57.4%, from the comparable fiscal 1998 period to $5.6 million.

       The Company's pro forma net sales in the three months ended March 31, 1999 increased $7.7 million, or 7.2%, to $114.5 million from $106.8 million in the comparable fiscal 1998 period.

       GROSS MARGIN. The Company's gross margin in the three months ended March 31, 1999 increased $23.2 million, or 53.5%, to $66.5 million from $43.3 million in the comparable fiscal 1998 period due to the added gross margin on the Wavetek sales following the Exchange Transaction. Gross margin as a percentage of sales decreased to 58.1% in the three months ended March 31, 1999 from 60.8% in the comparable fiscal 1998 period. The decrease in the gross margin percentage during the three months ended March 31, 1999 resulted primarily from increased price competition in certain markets in which the company sells and from the impact of the change in the mix of products sold following the Exchange Transaction. Changes in foreign exchange rates had a small favorable impact on the United States dollar equivalent of gross margins related to international sales denominated in foreign currencies in the three months ended March 31, 1999.

       The Company's pro forma gross margin in the three months ended March 31, 1999 increased $2.5 million, or 3.9%, to $66.5 million from $64.0 million in the comparable fiscal 1998 period. Pro forma gross margin as a percentage of pro forma net sales decreased to 58.1% in the three months ended March 31, 1999 from 60.0% in the comparable fiscal 1998 period.

       OPERATING EXPENSES. Operating expenses in the three months ended March 31, 1999 increased $24.0 million, or 52.1%, to $70.1 million from $46.1 million in the comparable fiscal 1998 period due primarily to the addition of expenses from Wavetek following the Exchange Transaction. Operating expenses as a percentage of sales decreased to 61.2% in the three months ended March 31, 1999 from 64.7% in the comparable fiscal 1998 period. Marketing and selling expenses increased $12.2 million, or 53.8%, to $34.9 million in the three months ended March 31, 1999 from $22.7 million in the comparable fiscal 1998 period due primarily to the addition of marketing and selling expenses from Wavetek following the Exchange Transaction. In addition, the Company increased its spending related to certain market development resources and fixed selling expenses. Marketing and selling expenses as a percentage of sales decreased to 30.5% for the three months ended March 31, 1999 from 31.9% in the comparable fiscal 1998 period. Spending for research and development activities increased $7.5 million, or 65.8%, to $18.8 million (16.4% of sales) in the three months ended March 31, 1999 from $11.3 million (15.9% of sales) in the comparable fiscal 1998 period due primarily to the addition of research and development expenses from Wavetek following the Exchange Transaction and from other businesses acquired by the Company during fiscal 1998. The Company also increased research and development spending in order to accelerate the timing and number of new product introductions. General and administrative expenses increased $5.6 million, or 93.3%, to $11.5 million (10.1% of sales) in the three months ended March 31, 1999 from $6.0 million (8.4% of sales) in the comparable fiscal 1998 period due to the addition of general and administrative expenses from Wavetek following the Exchange Transaction and from other businesses acquired by the Company during fiscal 1998. General and administrative expense in the three months ended March 31, 1999 also includes certain retention expense and other acquisition related compensation expense related to the Exchange Transaction and other businesses acquired by the Company during fiscal 1998. In addition, the Company has increased its general and administrative spending related to its management information systems and certain other fixed administrative costs in relation to the comparable fiscal 1998 period. Operating expenses for the three months ended March 31, 1999 also reflect a decrease in expenses for acquired in-process research and development and provisions for non-recurring charges aggregating $5.8 million which occurred in the three months ended March 31, 1998 and did not recur in the current period partially offset by an increase in amortization of intangible assets of $4.6 million, due primarily to the Exchange Transaction. Changes in foreign exchange rates had a small unfavorable impact on the United States dollar equivalent of operating expenses denominated in foreign currencies in the three months ended March 31, 1999.

       Pro forma operating expenses in the three months ended March 31, 1999 increased $4.1 million, or 6.2%, to $70.1 million from $66.0 million in the comparable fiscal 1998 period.

       NON-OPERATING INCOME (EXPENSE). Non-operating expense, net, in the three months ended March 31, 1999 increased by $4.2 million over the comparable fiscal 1998 period to $5.4 million. The increase was primarily due to an increase in the

Company's net interest expense to $5.0 million during the three months ended March 31, 1999 from $1.5 million in the comparable fiscal 1998 period, reflecting additional interest expense due to an increase in the Company's outstanding debt following the Exchange Transaction. Other non-operating expenses increased by $0.7 million during the three months ended March 31, 1999 over the comparable fiscal 1998 period.

       Pro forma non-operating expense, net, in the three months ended March 31, 1999 increased by $1.3 million to $5.4 million from $4.1 million in the comparable fiscal 1998 period.

       PROVISION (CREDIT) FOR INCOME TAXES. The Company's effective tax rate was approximately 64% in the three months ended March 31, 1999. The Company's effective tax rate takes into account the expected annual mix of income and related tax rates by geographical location. Such effective rate also reflects the non-deductibility of the amortization expense related to certain intangible assets and other expenses related to the Exchange Transaction and other acquisitions which occurred during fiscal 1998. In the three months ended March 31, 1998, the Company recorded a tax provision of $0.7 million due to non-deductible acquired in-process research and development, which was included in the Company's loss before taxes and minority interest in income (loss).

       NET INCOME (LOSS). As a result of the above factors, net loss was $3.2 million in the three months ended March 31, 1999 as compared to $2.1 million in the comparable fiscal 1998 period.

       The Company's pro forma net loss was $3.2 million in the three months ended March 31, 1999 as compared to $3.9 million in the comparable fiscal 1998 period.

       EBITDA. As a result of the above factors, EBITDA was $5.4 million in the three months ended March 31, 1999 as compared to $5.6 million in the comparable fiscal 1998 period. EBITDA as a percentage of sales decreased to 4.7% in the three months ended March 31, 1999 from 7.9% in the comparable fiscal 1998 period.

       The Company's pro forma EBITDA was $5.4 million in the three months ended March 31, 1999 as compared to $11.3 million in the comparable fiscal 1998 period.

       RATIO OF EARNINGS TO FIXED CHARGES. As a result of the above factors, the ratio of earnings to fixed charges was (0.5)x in the three months ended March 31, 1999 as compared to (0.7)x in the comparable fiscal 1998 period.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

       NET SALES. Net sales in the six months ended March 31, 1999 increased $79.4 million, or 49.2%, to $240.9 million from $161.5 million in the comparable fiscal 1998 period. This increase was primarily due to the addition of sales from Wavetek following the Exchange Transaction. In addition, sales from the historical WG part of the Company in the six months ended March 31, 1999 increased $8.8 million, or 5.5%, from the comparable 1998 period. Sales to international customers increased $44.3 million, or 31.0%, to $187.2 million and sales to customers in the United States increased $35.1 million, or 187.7%, to $53.8 million. The Company's sales to customers outside the United States decreased to 77.7% of total sales in the six months ended March 31, 1999 from 88.4% in the comparable fiscal 1998 period. Changes in certain foreign exchange rates had a small favorable impact on the United States dollar equivalent of the Company's sales denominated in foreign currencies in the six months ended March 31, 1999. Sales of the Company's Communications Test products in the six months ended March 31, 1999 increased $64.8 million, or 43.3%, from the comparable fiscal 1998 period to $214.3 million also primarily due to the addition of sales from Wavetek following the Exchange Transaction. Sales in the six months ended from repair, upgrade and calibration services increased $4.6 million, or 64.5%, from the comparable fiscal 1998 period to $11.8 million.

       The Company's pro forma net sales in the six months ended March 31, 1999 increased $8.1 million, or 3.5%, to $240.9 million from $232.8 million in the comparable fiscal 1998 period.

       GROSS MARGIN. The Company's gross margin in the six months ended March 31, 1999 increased $42.7 million, or 44.6%, to $138.4 million from $95.7 million in the comparable fiscal 1998 period due to the added gross margin on the Wavetek sales following the Exchange Transaction. Gross margin as a percentage of sales decreased to 57.4% in the six months ended March 31, 1999 from 59.3% in the comparable fiscal 1998 period. The decrease in the gross margin percentage during the six months ended March 31, 1999 resulted primarily from increased price competition in certain markets in which the Company sells and from the impact of the change in the mix of products sold following the Exchange Transaction. Gross margin in the six months ended March 31, 1999 was also impacted by a one-time increase in cost of goods sold resulting from the adjustment of inventories to fair value in connection with the Exchange Transaction. Changes in foreign exchange rates had a small favorable impact on the United States dollar equivalent of gross margins related to international sales denominated in foreign currencies in the six months ended March 31, 1999.

       The Company's pro forma gross margin in the six months ended March 31, 1999 increased $4.7 million, or 3.5%, to $138.4 million from $133.7 million in the comparable fiscal 1998 period. Pro forma gross margin as a percentage of pro forma net sales was 57.4% in both the six months ended March 31, 1999 and 1998.

       OPERATING EXPENSES. Operating expenses in the six months ended March 31, 1999 increased $51.8 million, or 58.4%, to $140.4 million from $88.6 million in the comparable fiscal 1998 period due primarily to the addition of expenses from Wavetek following the Exchange Transaction. Operating expenses as a percentage of sales increased to 58.2% in the six months ended March 31, 1999 from 54.9% in the comparable fiscal 1998 period. Marketing and selling expenses increased $24.1 million, or 51.8%, to $70.4 million (29.2% of sales) in the six months ended March 31, 1999 from $46.4 million (28.7% of sales) in the comparable fiscal 1998 period due primarily to the addition of marketing and selling expenses from Wavetek following the Exchange Transaction. In addition, the Company incurred certain costs during the six months ended March 31, 1999 related to a biannual international sales and marketing meeting and increased its spending related to certain market development resources and fixed selling expenses. Spending for research and development activities increased $14.7 million, or 67.0%, to $36.6 million (15.2% of sales) in the six months ended March 31, 1999 from $21.9 million (13.6% of sales) in the comparable fiscal 1998 period due primarily to the addition of research and development expenses from Wavetek following the Exchange Transaction and from other businesses acquired by the Company during fiscal 1998. The Company also increased research and development spending in order to accelerate the timing and number of new product introductions. General and administrative expenses increased $11.0 million, or 87.9%, to $23.6 million (9.8% of sales) in the six months ended March 31, 1999 from $12.6 million (7.8% of sales) in the comparable fiscal 1998 period due to the addition of general and administrative expenses from Wavetek following the Exchange Transaction and from other businesses acquired by the Company during fiscal 1998. General and administrative expense in the six months ended March 31, 1999 also includes certain retention expense and other acquisition related compensation expense related to the Exchange Transaction and other businesses acquired by the Company during fiscal 1998. In addition, the Company has increased its general and administrative spending related to its management information systems and certain other fixed administrative costs in relation to the comparable fiscal 1998 period. Operating expenses for the six months ended March 31, 1999 also reflect an increase in amortization of intangible assets of $9.1 million, due primarily to the Exchange Transaction, partially offset by expenses for acquired in-process research and development and provisions for non-recurring charges aggregating $7.2 million which occurred in the six months ended March 31, 1998 and did not recur in the current period. Changes in foreign exchange rates had a small unfavorable impact on the United States dollar equivalent of operating expenses denominated in foreign currencies in the six months ended March 31, 1999.

       Pro forma operating expenses in the six months ended March 31, 1999 increased $11.9 million, or 9.3%, to $128.5 million from $120.6 million in the comparable fiscal 1998 period.

       NON-OPERATING INCOME (EXPENSE). Non-operating expense, net, in the six months ended March 31, 1999 increased by $6.0 million over the comparable fiscal 1998 period to $10.1 million. The increase was primarily due to an increase in the Company's net interest expense to $10.0 million during the six months ended March 31, 1999 from $3.7 million in the comparable fiscal 1998 period, reflecting additional interest expense due to an increase in the Company's outstanding debt following the Exchange Transaction. The increase in net interest expense was partially offset by a reduction of $0.2 million in other non-operating expenses. Pro forma non-operating expense, net, was $10.1 million in both the six months ended March 31, 1999 and 1998.

       PROVISION (CREDIT) FOR INCOME TAXES. The Company's effective tax rate decreased to approximately 64% in the six months ended March 31, 1999, from approximately 263% in the comparable fiscal 1998 period. The Company's effective tax rate takes into account the expected annual mix of income and related tax rates by geographical location. Such effective rate also reflects the non-deductibility of the amortization expense related to certain intangible assets and other expenses related to the Exchange Transaction and other acquisitions which occurred during fiscal 1998.

       NET INCOME (LOSS). As a result of the above factors, net loss was $4.4 million in the six months ended March 31, 1999 as compared to $2.1 million in the comparable fiscal 1998 period.

       The Company's pro forma net loss was $4.4 million in the six months ended March 31, 1999 as compared to $8.1 million in the comparable fiscal 1998 period.

       EBITDA. As a result of the above factors, EBITDA was $18.0 million in the six months ended March 31, 1999 as compared to $19.6 million in the comparable fiscal 1998 period. EBITDA as a percentage of sales decreased to 7.5% in the six months ended March 31, 1999 from 12.1% in the comparable fiscal 1998 period.

       The Company's pro forma EBITDA was $18.0 million in the six months ended March 31, 1999 as compared to $30.2 million in the comparable fiscal 1998 period.

       RATIO OF EARNINGS TO FIXED CHARGES. As a result of the above factors, the ratio of earnings to fixed charges was 0.0x in the six months ended March 31, 1999 as compared to 1.6x in the comparable fiscal 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash provided by (used in) operating activities was $(0.4) million and $20.3 million in the six months ended March 31, 1999 and 1998, respectively. The Company had cash, cash equivalents and investments at March 31, 1999 of $17.1 million. The Company invests its excess cash in highly liquid money market funds, U.S. Treasury obligations and investment grade commercial paper. In recent years, the Company has funded its business through operating cash flow, has not relied on sales of equity to provide cash and has used short-term debt primarily for cash management purposes. The Company had borrowings outstanding under revolving credit agreements of $119.6 million at March 31, 1999, including amounts borrowed for working capital requirements, of which $21.3 million was classified as short-term. The Company had additional obligations outstanding totaling approximately $9.9 million in the form of letters of credit and bank guarantees.

The Company's revolving lines of credit provide for total availability of $171.4 million. At March 31, 1999, the Company had unused availability under these facilities of $41.9 million.

       The Company's primary cash needs have been for the funding of working capital requirements (primarily inventory and accounts receivable) and capital expenditures. The Company's net cash used in investing activities was $7.6 million and $15.5 million in the six months ended March 31, 1999 and 1998, respectively. The Company's recurring cash requirements for investing activities are primarily for the purchase of businesses and capital expenditures. The Company made capital expenditures in the six months ended March 31, 1999 and 1998 of approximately $7.6 million and $4.0 million, respectively.

       The Company's net cash provided by (used in) financing activities was $(7.3) million and $0.4 million in the six months ended March 31, 1999 and 1998, respectively. The net cash provided by (used in) financing activities substantially reflects the proceeds from and repayments for borrowings used to finance the Company's operating and investing activities, or as an application of the cash generated from these activities.

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

       The Indenture under which the Company's 10 1/8% Senior Subordinated Notes due 2007 were issued permits the Company and its subsidiaries to make investments in, and intercompany loans to, its foreign subsidiaries. Payments to the Company or its other subsidiaries by such foreign subsidiaries, including the payment of dividends, redemption of capital stock or repayment of such intercompany loans, may be restricted by the credit agreements of the foreign subsidiaries.

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

PERIODIC FLUCTUATIONS

       The Company's net sales occurred in the following percentages in each of the last four quarters: 19% for the quarter ended June 30, 1998, 22% for the quarter ended September 30, 1998, 31% for the quarter ended December 31, 1998 and 28% for the quarter ended March 31, 1999. A variety of factors may cause period-to-period fluctuations in the operating results of the Company. Such factors include, but are not limited to, the purchase of businesses, product mix, European summer holidays and other seasonal influences, competitive pricing pressures, materials costs, currency fluctuations, revenues and expenses related to new products and enhancements of existing products, as well as delays in customer purchases in anticipation of the introduction of new products or product enhancements by the Company or its competitors. The majority of the Company's revenues in each quarter results from orders received in that quarter. As a result, the Company establishes its production, inventory and operating expenditure levels based on anticipated revenue levels. Thus, if sales do not occur when expected, expenditure levels could be disproportionately high and operating results for that quarter, and potentially future quarters, would be adversely affected.

       The Company's pro forma net sales occurred in the following percentages in each of the last four quarters: 24% for the quarter ended
June 30, 1998, 26% for the quarter ended September 30, 1998, 26% for the quarter ended December 31, 1998 and 24% for the quarter ended March 31, 1999.

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

       The total cost of the year 2000 Issue project is estimated to be approximately $2.2 million and is estimated to be completed no later than June 30, 1999 including testing and implementation. The Company has already incurred a substantial portion of the costs of this project, including costs associated with the implementation of certain new core information systems. Much of this expenditure, both incurred and expected, would have been necessary in any case as part of the regular process of maintaining and updating systems. In some instances, the expenditures have been accelerated in order to comply with Year 2000 requirements. As of March 31, 1999, the Company has incurred approximately $1.9 million related to the Year 2000 Issue.

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

       Since December 31, 1998, all Company products have been delivered Year 2000 compliant. Information has also been provided to address customer inquiries concerning previously delivered products, including those no longer manufactured. All expenditures for product correction have been incurred.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company uses financial instruments, including fixed and variable rate debt, to finance its operations. The information below summarizes the Company's market risks associated with debt obligations outstanding as of March 31, 1999. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity. Variable interest rate obligations under the Credit Facility and other revolving bank credit agreements, capital lease obligations and notes payable to related parties are not included in the table. The Company has no long-term variable interest obligations other than certain borrowings under the Credit Facility which have been classified as long-term. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The actual cash flows of the instruments are denominated in U.S. dollars ("US$"), German Deutsche marks ("DM") and other currencies ("other") as indicated.

                                                                  EXPECTED MATURITY DATE
                              ------------------------------------------------------------------------------------------------
                                 1999          2000          2001          2002          2003       THEREAFTER      TOTAL
                              ------------ ------------- ------------- ------------- ------------- ------------- -------------
                                                               (US$ EQUIVALENT IN THOUSANDS)
Long-term Obligations:
  Fixed Rate (US$)...........   $   -         $  685        $   633       $  585        $  541       $85,500       $87,944
    Average interest rate....       -            8.2%           8.2%         8.2%          8.2%         10.1%         10.1%
  Fixed Rate (DM)............   $ 2,294       $4,838        $ 3,917       $3,576        $3,578       $12,870       $31,073
    Average interest rate....       4.8%         4.4%           3.8%         3.6%          3.6%          5.8%          4.8%
  Fixed Rate (other).........   $    96       $  440        $   185       $  193        $  167       $ 3,191       $ 4,272
    Average interest rate....       5.5%         8.5%           5.6%         5.6%          5.7%          5.4%          5.8%


       The carrying amounts of the Company's debt instruments approximate their fair values. At March 31, 1999, the Company had interest rate cap and swap agreements in an aggregate notional amount of $11.0 million to limit its exposure on interest rate changes related to certain short-term variable interest rate debt instruments. The carrying values of these interest rate agreements approximate fair value at March 31, 1999.

       The Company uses forward exchange contracts and collars in the ordinary course of business to mitigate its exposure to changes in foreign currency exchange rates relating to cash, accounts receivable, accounts payable, significant transactions and anticipated future sales denominated in foreign currencies. The terms of these contracts are generally less than one year. The Company's risk management policies do not provide for the utilization of financial instruments for trading purposes. Gains and losses on financial instruments that qualify as hedges of existing assets or liabilities or firm commitments are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Financial instruments which are not designated as hedges of specific assets, liabilities, firm commitments or anticipated transactions are marked to market and any resulting unrealized gains or losses are recorded in "Other, net" in the accompanying consolidated statements of operations. The Company had foreign exchange contracts outstanding for the sale or purchase of US dollars and German Marks at March 31, 1999 and September 30, 1998 in an aggregate notional amount of $17.8 million and $25.8 million, respectively, which mature through March 2000. While it is not the Company's intention to terminate any of these contracts, the estimated fair value of these contracts indicated that termination of the forward currency exchange contracts March 31, 1999 would have resulted in a loss of $0.4 million and termination at September 30, 1998 would have resulted in a loss of $0.6 million. Due to the volatility of currency exchange rates, these estimated results may or may not be realized.

PART II - OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS

       In the ordinary course of its business, the Company from time to time is subject to legal claims. The Company does not believe that the likely outcome of any such claims or related lawsuits would have a material adverse effect on the Company or its ability to develop new products.

       In May 1999, the Company and Trilithic, Inc. ("Trilithic") agreed to settle the pending claims by Trilithic alleging unfair competition and patent infringement with respect to the Company's manufacture and sale of certain cable networks products. Under the terms of the settlement, which is expected to be finalized in May 1999, the Company will pay Trilithic $4.5 million for a release of all claims related to alleged past infringement and unfair competition, and $1.2 million for a license under the subject patents. The total payments of $5.7 million are scheduled to be paid as follows: $900,000 at closing, $900,000 in January 2000 and $650,000 annually for six years commencing January 2001.

       As previously disclosed in its Form 10-K, the Company is involved with a dispute with certain beneficial owners of the Company's 10 1/8% Senior Subordinated Notes due 2007 arising from the Exchange Transaction. The Company is negotiating a resolution of the dispute and seeking consent to certain amendments to the indenture under which the Notes were issued. The Company expects that an agreement will be finalized during the quarter ended June 30, 1999, and the Company will be required to make a cash payment to the holders of the Notes. In connection with any such agreement, the Company could become obligated to pay an additional amount to the holders of the Notes on June 30, 2000 if certain events do not occur prior to that date. Management reasonably expects such events will occur prior to June 30, 2000 and accordingly, no amounts have been provided in the accompanying financial statements for this contingent obligation.

ITEM 2.       CHANGES IN SECURITIES

       None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.       OTHER INFORMATION

       None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.1 Employment Agreement, effective as of October 1, 1998, by and between Wavetek Wandel & Goltermann, Inc. and Derek Morikawa.
        12.1  Schedule Re: Computation of Ratio of Earnings to Fixed Charges
        27.1 Financial Data Schedule for the three and six months ended March 31, 1999

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 17, 1999                  WAVETEK WANDEL GOLTERMANN, INC.
                                                 (Registrant)


                                               /s/VICKIE L. CAPPS
                                   --------------------------------------------
                                                  Vickie L. Capps
                                     Senior Vice President-Finance, Treasurer,
                                   Secretary and Acting Chief Financial Officer