Form 10-Q
period 1999-06-30
WAVETEK WANDEL & GOLTERMANN INC
filed 1999-08-13
CIK 1043015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the quarterly period ended June 30, 1999.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from       to      .
                                                             -----    -----

                        Commission file number 333-32195
                         WAVETEK WANDEL GOLTERMANN, INC.
             (Exact Name of Registrant as Specified in Its Charter)


             DELAWARE                                33-0457664
             --------                                ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)


           1030 SWABIA COURT
 RESEARCH TRIANGLE PARK, NORTH CAROLINA                     27709-3585
 --------------------------------------                     ----------
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
Yes  X    No   .
   -- --    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 13, 1999, Registrant had only one class of common stock, of which there were 13,202,323 shares outstanding.

                         WAVETEK WANDEL GOLTERMANN, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS
                Consolidated Balance Sheets as of June 30, 1999 and September 30, 1998...................3
                Consolidated Statements of Operations for the Three and Nine Months Ended June 30,
                   1999 and June 30, 1998................................................................4
                Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 1999
                   and June 30, 1998.....................................................................5
                Notes to Consolidated Financial Statements...............................................6

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.....................................................17

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK.............................................................................26


PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.......................................................................27

ITEM 2.         CHANGES IN SECURITIES...................................................................27

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.........................................................27

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................27

ITEM 5.         OTHER INFORMATION.......................................................................28

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K........................................................28


PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                         WAVETEK WANDEL GOLTERMANN, INC.
                           CONSOLIDATED BALANCE SHEETS
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     JUNE 30,      SEPTEMBER 30,
                                                                                       1999             1998
                                                                                  --------------  --------------
                                                                                   (UNAUDITED)         (NOTE)
                               ASSETS
Current assets:
  Cash and cash equivalents ....................................................   $ 12,393        $     35,544
  Accounts receivable (less allowance for doubtful accounts of $3,851 at
    June 30, 1999 (unaudited) and $4,432 at September 30, 1998) ................     82,853              92,281
  Inventories ..................................................................     63,178              74,886
  Deferred income taxes ........................................................     26,043              17,095
  Other current assets .........................................................     16,434              12,736
                                                                                  --------------  --------------
Total current assets ...........................................................    200,901             232,542

Property and equipment, net ....................................................     60,081              66,597
Intangible assets, net .........................................................    167,866             178,675
Other assets ...................................................................      5,774               6,710
                                                                                  --------------  --------------
Total assets ...................................................................   $434,622           $ 484,524
                                                                                  --------------  --------------
                                                                                  --------------  --------------

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks .......................................................   $ 18,821        $    113,085
  Trade accounts payable .......................................................     29,166              37,612
  Accrued compensation .........................................................     21,646              25,907
  Income taxes payable .........................................................      4,313               5,956
  Other current liabilities ....................................................     37,144              41,848
  Notes payable to related parties .............................................     10,375              11,746
  Current maturities of long-term obligations ..................................      6,057              30,222
                                                                                  --------------  --------------
Total current liabilities ......................................................    127,522             266,376
Long-term obligations, less current maturities .................................    225,288             121,595
Pension liabilities ............................................................     38,579              39,991
Deferred income taxes ..........................................................     19,630              25,582
Other non-current liabilities ..................................................      5,386               5,566
Commitments and contingencies
Stockholders' equity:
  Common stock, par value $.01; authorized, 50,000 shares;
    issued and outstanding, 13,202 shares ......................................        132                 132
  Additional paid-in capital ...................................................     72,948              72,948
  Accumulated deficit ..........................................................    (64,278)            (57,645)
  Foreign currency translation adjustments .....................................      9,415               9,979
                                                                                  --------------  --------------
Total stockholders' equity .....................................................     18,217              25,414
                                                                                  --------------  --------------
Total liabilities and stockholders' equity .....................................   $434,622        $    484,524
                                                                                  --------------  --------------
                                                                                  --------------  --------------


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

                         WAVETEK WANDEL GOLTERMANN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                          JUNE 30,                        JUNE 30,
                                                              ------------------------------    ------------------------------
                                                                   1999             1998             1999             1998
                                                              -------------    -------------    -------------    -------------
Net sales ...................................................  $ 112,569        $  78,501        $ 353,501        $ 240,014
Cost of goods sold ..........................................     43,890           29,700          146,453           95,508
                                                              -------------    -------------    -------------    -------------
Gross margin ................................................     68,679           48,801          207,048          144,506
Operating expenses:
  Marketing and selling .....................................     37,328           23,092          107,765           69,478
  Research and development ..................................     17,462           12,808           54,077           34,731
  General and administrative ................................      9,227            6,203           32,853           18,780
  Amortization of intangible assets .........................      4,997              280           14,687              821
  Acquired in-process research and development ..............          -                -                -            6,714
  Provisions for restructuring operations and other
    non-recurring charges ...................................          -            1,776                -            2,249
                                                              -------------    -------------    -------------    -------------
                                                                  69,014           44,159          209,382          132,773
                                                              -------------    -------------    -------------    -------------
Operating income (loss) .....................................       (335)           4,642           (2,334)          11,733
Non-operating income (expense):
  Interest income ...........................................         55              315              530              964
  Interest expense ..........................................     (4,949)          (1,654)         (15,384)          (6,015)
  Other, net ................................................     (1,104)              29           (1,236)            (332)
                                                              -------------    -------------    -------------    -------------
                                                                  (5,998)          (1,310)         (16,090)          (5,383)
                                                              -------------    -------------    -------------    -------------
Income (loss) before provision (credit) for income taxes
  and minority interest in loss .............................     (6,333)           3,332          (18,424)           6,350
Provision (credit) for income taxes .........................     (4,053)           3,112          (11,791)          11,047
Minority interest in loss ...................................          -           (1,163)               -           (3,945)
                                                              -------------    -------------    -------------    -------------
Net income (loss) ...........................................  $  (2,280)       $   1,383        $  (6,633)       $    (752)
                                                              -------------    -------------    -------------    -------------
                                                              -------------    -------------    -------------    -------------
Net income (loss) per share .................................  $   (0.17)       $    0.17        $   (0.50)       $   (0.09)
                                                              -------------    -------------    -------------    -------------
                                                              -------------    -------------    -------------    -------------
Weighted average number of shares outstanding ...............     13,202            8,317           13,202            8,317
                                                              -------------    -------------    -------------    -------------
                                                              -------------    -------------    -------------    -------------


                             See accompanying notes.

                         WAVETEK WANDEL GOLTERMANN, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOW
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                           JUNE 30,
                                                                               -------------------------------
                                                                                     1999             1998
                                                                               -------------    --------------
OPERATING ACTIVITIES
Net loss ...................................................................... $  (6,633)       $    (752)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
  Minority interest in loss ...................................................         -           (3,945)
  Depreciation and amortization expense .......................................    26,155            7,865
  Acquired in-process research and development ................................         -            6,714
  Deferred income taxes .......................................................   (13,976)           7,193
  Changes in operating assets and liabilities, net of effect of purchased businesses:
    Accounts receivable........................................................     1,808            7,598
    Inventories ...............................................................     5,710           (3,778)
    Accounts payable and accrued expenses .....................................   (20,415)          (5,103)
    Income taxes payable, net .................................................    (1,425)           2,659
    Pension liabilities .......................................................     1,640            2,623
    Other, net ................................................................     2,922             (712)
                                                                               -------------    --------------
Net cash provided by (used in) operating activities ...........................    (4,214)          20,362
INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired ..................................         -          (12,073)
Purchase of property and equipment ............................................   (13,183)          (7,039)
Proceeds from sale of property and equipment ..................................     1,782                -
Purchase of short-term investments, available for sale ........................         -          (37,700)
Proceeds from sale of short-term investments, available for sale ..............         -           37,700
Proceeds from sale of investments in affiliates ...............................         -            1,705
Payment received for notes receivable from related parties ....................         -            6,042
Increase in notes receivable from related parties .............................         -           (1,081)
                                                                               -------------    --------------
Net cash used in investing activities .........................................   (11,401)         (12,446)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit and long-term obligations .............   175,302           22,881
Principal payments on revolving lines of credit and long-term obligations .....  (181,404)         (30,926)
Other, net ....................................................................      (672)            (501)
                                                                               -------------    --------------
Net cash used in financing activities .........................................    (6,774)          (8,546)
Effect of exchange rate changes on cash and cash equivalents ..................      (762)            (107)
                                                                               -------------    --------------
Decrease in cash and cash equivalents .........................................   (23,151)            (737)
Cash and cash equivalents at beginning of period ..............................    35,544            9,400
                                                                               -------------    --------------
Cash and cash equivalents at end of period .................................... $  12,393        $   8,663
                                                                               -------------    --------------
                                                                               -------------    --------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest ........................................................ $  11,591        $   5,122
                                                                               -------------    --------------
                                                                               -------------    --------------
Cash paid for income taxes .................................................... $   4,815        $   1,747
                                                                               -------------    --------------
                                                                               -------------    --------------


                             See accompanying notes.

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  ORGANIZATION AND BASIS OF PRESENTATION

       On September 30, 1998, Wavetek Corporation, a Delaware corporation ("Wavetek"), and Wandel & Goltermann Management Holding GmbH, a German limited liability company ("WG"), consummated an exchange transaction whereby the stockholders of WG became stockholders of Wavetek, and WG became a subsidiary of Wavetek (the "Exchange Transaction"). Following the Exchange Transaction, Wavetek was renamed Wavetek Wandel Goltermann, Inc. (the "Company"). The Exchange Transaction was accounted for as a purchase of Wavetek by WG. Accordingly, the financial statements of the Company included herein as of any date or for any period prior to September 30, 1998, are the historical financial statements of WG.

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

       The accompanying financial statements and the financial information included herein are unaudited, except for September 30, 1998. However, such information includes all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998. Certain amounts reported in the accompanying balance sheet as of September 30, 1998 have been reclassified to conform to the current presentation.

2.  NET INCOME (LOSS) PER SHARE

       The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE ("SFAS 128"). Basic net income (loss) per share is based only on average common shares outstanding and excludes the dilutive effects of the Company's outstanding stock options. Diluted net income (loss) per share includes the dilutive effect of the Company's outstanding stock options. The Company has a simple capital structure and, accordingly, the only difference in the Company's computations of basic and diluted net income (loss) per share is the dilutive effect of outstanding stock options. For the three and nine months ended June 30, 1999, the effect of outstanding stock options would have been anti-dilutive and, therefore, was not considered in the computation of diluted loss per share for such periods. There were no outstanding stock options in the three or nine months ended June 30, 1998. All net income (loss) per share amounts for all periods have been presented in accordance with the requirements of SFAS 128.

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.  FINANCIAL STATEMENT DETAILS

       Inventories consist of the following:


                                                               JUNE 30,      SEPTEMBER 30,
                                                                 1999            1998
                                                            -------------   --------------
                                                                (DOLLARS IN THOUSANDS)
       Materials........................................       $17,510          $19,217
       Work-in-progress.................................        15,420           21,469
       Finished goods...................................        30,248           34,200
                                                            -------------   --------------
                                                               $63,178          $74,886
                                                            -------------   --------------
                                                            -------------   --------------


4.  COMPREHENSIVE INCOME (LOSS)

       On October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130") which established standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). The Company's current and accumulated other comprehensive income (loss) as of and for the three and nine month periods ended June 30, 1999 and 1998 is comprised solely of foreign currency translation adjustments.

       Components of comprehensive income (loss) are as follows:


                                                             THREE MONTHS ENDED JUNE 30,      NINE MONTHS ENDED JUNE 30,
                                                           ------------------------------  ------------------------------
                                                                1999             1998            1999             1998
                                                           --------------  --------------  ---------------  -------------
        Net income (loss)................................     $(2,280)          $1,383          $(6,633)         $ (752)
        Foreign currency translation adjustments.........         107              346             (564)           (367)
                                                           --------------  --------------  ---------------  -------------
        Comprehensive income (loss)......................     $(2,173)          $1,729          $(7,197)         $(1,119)
                                                           --------------  --------------  ---------------  -------------
                                                           --------------  --------------  ---------------  -------------


5.  MULTI-CURRENCY REVOLVING CREDIT FACILITY

       In December 1998, the Company entered into a Facilities Agreement in relation to a Multi-Currency Revolving Credit Facility and Bilateral Ancillary Facilities (the "Credit Facility") with a syndicate of four German banks, providing for revolving borrowings, letters of credit and bank guarantees aggregating up to a maximum amount of 280 million Deutsche marks ($147.8 million at June 30, 1999). The Credit Facility, as amended, has a two-year term and all borrowings bear interest at LIBOR plus 0.9% through May 31, 1999 and at LIBOR plus 1.5% thereafter. Borrowings under the Credit Facility are secured by the pledge of 65% of the shares of Wavetek Wandel Goltermann GmbH, a subsidiary of the Company. In addition, a $45 million tranche of the Credit Facility, which refinanced and replaced the previously existing bank credit facility of Wavetek, is guaranteed by a U.S. subsidiary of the Company. The Credit Facility requires the Company to comply with certain covenants and maintain certain minimum financial ratios. The Company was in compliance with all requirements, as amended, at June 30, 1999.

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.  SETTLEMENT OF CLAIMS

       In July 1999, the Company and Trilithic, Inc. ("Trilithic") settled the pending claims by Trilithic alleging unfair competition and patent infringement with respect to the Company's manufacture and sale of certain cable networks products. Under the terms of the settlement, the Company will pay Trilithic $4.5 million for a release of all claims related to alleged past infringement and unfair competition, and $1.2 million for a license under the subject patents. The total payments of $5.7 million are scheduled to be paid as follows: $900,000 was paid in July 1999, $900,000 in January 2000 and $650,000 annually for six years commencing January 2001.

       In May 1999, the Company resolved its dispute with certain beneficial owners of the Company's 10 1/8% Senior Subordinated Notes due 2007 arising from the Exchange Transaction. The Company made a cash payment to the holders of the Notes and entered into a supplemental indenture with the Trustee providing for amendments to the Indenture under which the Notes were issued. In connection with such agreement, the Company could become obligated to pay an additional amount to the holders of the Notes on June 30, 2000 if certain events do not occur prior to that date. Management reasonably expects such events will occur prior to June 30, 2000 and accordingly, no amounts have been provided in the accompanying financial statements for this contingent obligation.

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

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                          CONSOLIDATING BALANCE SHEETS
                               AS OF JUNE 30, 1999
                        (DOLLARS AND SHARES IN THOUSANDS)


                                                               WAVETEK
                                                                WANDEL
                                                              GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                                 INC.       GUARANTORS    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                            -------------- ------------  -------------  -------------  -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..............................  $       6      $   2,143      $  10,244       $      -      $  12,393
   Accounts receivable (less allowance for
     doubtful accounts of $3,851) .........................     37,500         42,083         69,613        (66,343)        82,853
   Inventories ............................................          -         16,231         51,491         (4,544)        63,178
   Deferred income taxes ..................................      3,592          6,543           (251)        16,159         26,043
   Other current assets ...................................      1,352          2,036         13,046              -         16,434
                                                            -------------- ------------  -------------  -------------  -------------
Total current assets ......................................     42,450         69,036        144,143        (54,728)       200,901
Property and equipment, net ...............................      1,444          8,572         50,065              -         60,081
Intangible assets, net ....................................      6,657        113,049         48,160              -        167,866
Investment in subsidiaries ................................    162,428              -              -       (162,428)             -
Other assets ..............................................         78          1,636          4,041             19          5,774
                                                            -------------- ------------  -------------  -------------  -------------
Total assets ..............................................  $ 213,057      $ 192,293      $ 246,409      $(217,137)     $ 434,622
                                                            -------------- ------------  -------------  -------------  -------------
                                                            -------------- ------------  -------------  -------------  -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks .................................   $      -       $      -      $  18,821            $ -      $  18,821
   Trade accounts payable .................................     12,020         17,513         54,133        (54,500)        29,166
   Accrued compensation ...................................        721          5,444         15,481              -         21,646
   Income taxes payable ...................................    (16,638)        15,796          5,155              -          4,313
   Other current liabilities ..............................      3,370          6,434         27,340              -         37,144
   Notes payable to related parties .......................          -              -         10,375              -         10,375
   Current maturities of long-term obligations ............          -            685          5,372              -          6,057
                                                            -------------- ------------  -------------  -------------  -------------
Total current liabilities .................................       (527)        45,872        136,677        (54,500)       127,522
Long-term obligations, less current maturities ............    194,914          7,699         34,191        (11,516)       225,288
Pension liabilities .......................................          -            384         38,195              -         38,579
Deferred income taxes .....................................        453         22,282            880         (3,985)        19,630
Other non-current liabilities .............................          -          3,795          1,591              -          5,386
Commitments and contingencies
Stockholders' equity:
   Common stock ...........................................        132              -              -              -            132
   Additional paid-in capital .............................     72,948        169,621         87,187       (256,808)        72,948
   Accumulated deficit ....................................    (64,278)       (57,341)       (61,746)       119,087        (64,278)
   Foreign currency translation adjustments ...............      9,415            (19)         9,434         (9,415)         9,415
                                                            -------------- ------------  -------------  -------------  -------------
Total stockholders' equity ................................     18,217        112,261         34,875       (147,136)        18,217
                                                            -------------- ------------  -------------  -------------  -------------
Total liabilities and stockholders' equity ................  $ 213,057      $ 192,293      $ 246,409      $(217,137)     $ 434,622
                                                            -------------- ------------  -------------  -------------  -------------
                                                            -------------- ------------  -------------  -------------  -------------


                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                          CONSOLIDATING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)


                                                               WAVETEK
                                                                WANDEL
                                                              GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                                 INC.       GUARANTORS    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                            -------------- ------------  -------------  -------------  -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents ...............................  $      19      $  31,143      $   4,382      $       -      $  35,544
   Accounts receivable (less allowance for
     doubtful accounts of $4,432) ..........................      8,710         27,364         81,907        (25,700)        92,281
   Inventories .............................................          -         18,033         59,942         (3,089)        74,886
   Deferred income taxes ...................................      3,592          4,408          9,095              -         17,095
   Other current assets ....................................      1,244          1,884          9,608              -         12,736
                                                            -------------- ------------  -------------  -------------  -------------
Total current assets .......................................     13,565         82,832        164,934        (28,789)       232,542
Property and equipment, net ................................      1,611          8,015         56,971              -         66,597
Intangible assets, net .....................................      7,953        120,428         50,294              -        178,675
Investment in subsidiaries .................................    143,579              -         29,932       (173,511)             -
Other assets ...............................................        213          2,763          3,794            (60)         6,710
                                                            -------------- ------------  -------------  -------------  -------------
Total assets ...............................................  $ 166,921      $ 214,038      $ 305,925      $(202,360)     $ 484,524
                                                            -------------- ------------  -------------  -------------  -------------
                                                            -------------- ------------  -------------  -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Notes payable to banks ..................................  $  34,463      $     373      $  78,249      $       -      $ 113,085
   Trade accounts payable ..................................      4,003         20,322         35,845        (22,558)        37,612
   Accrued compensation ....................................        714          5,478         19,715              -         25,907
   Income taxes payable ....................................    (10,839)         9,978          6,817              -          5,956
   Other current liabilities ...............................      3,683          8,967         30,986         (1,788)        41,848
   Notes payable to related parties ........................          -              -         11,746              -         11,746
   Current maturities of long-term obligations .............     24,000            741          5,481              -         30,222
                                                            -------------- ------------  -------------  -------------  -------------
Total current liabilities ..................................     56,024         45,859        188,839        (24,346)       266,376
Long-term obligations, less current maturities .............     85,000          4,299         33,711         (1,415)       121,595
Pension liabilities ........................................          -              -         39,991              -         39,991
Deferred income taxes ......................................        238         25,156            188              -         25,582
Other non-current liabilities ..............................        245          2,142          3,179              -          5,566
Commitments and contingencies
Stockholders' equity:
   Common stock ............................................        132              -              -              -            132
   Additional paid-in capital ..............................     72,948        168,071         85,153       (253,224)        72,948
   Accumulated deficit .....................................    (57,645)       (31,463)       (55,115)        86,578        (57,645)
   Foreign currency translation adjustments ................      9,979            (26)         9,979         (9,953)         9,979
                                                            -------------- ------------  -------------  -------------  -------------
Total stockholders' equity .................................     25,414        136,582         40,017       (176,599)        25,414
                                                            -------------- ------------  -------------  -------------  -------------
Total liabilities and stockholders' equity .................  $ 166,921      $ 214,038      $ 305,925      $(202,360)     $ 484,524
                                                            -------------- ------------  -------------  -------------  -------------
                                                            -------------- ------------  -------------  -------------  -------------


                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)


                                                         WAVETEK
                                                          WANDEL
                                                        GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                           INC.       GUARANTORS    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                      -------------- ------------  -------------  -------------  -------------
Net sales ...........................................  $       -      $  39,095      $  79,424      $  (5,950)     $ 112,569
Cost of goods sold ..................................          -         17,168         29,582         (2,860)        43,890
                                                      -------------- ------------  -------------  -------------  -------------
Gross margin ........................................          -         21,927         49,842         (3,090)        68,679
Operating expenses:
   Marketing and selling ............................        (47)         9,763         27,612              -         37,328
   Research and development .........................         (2)         5,706         11,758              -         17,462
   General and administrative .......................      1,883          2,535          4,809              -          9,227
   Amortization of intangible assets ................        (18)         3,035          1,980              -          4,997
                                                      -------------- ------------  -------------  -------------  -------------
                                                           1,816         21,039         46,159              -         69,014
                                                      -------------- ------------  -------------  -------------  -------------
Operating income (loss) .............................     (1,816)           888          3,683         (3,090)          (335)
Non-operating income (expense):
   Interest income ..................................        414             46             43           (448)            55
   Interest expense .................................     (3,788)          (169)        (1,440)           448         (4,949)
   Equity in net income (loss) of subsidiaries ......        475              -              -           (475)             -
   Other, net .......................................        (78)           173         (1,199)             -         (1,104)
                                                      -------------- ------------  -------------  -------------  -------------
                                                          (2,977)            50         (2,596)          (475)        (5,998)
                                                      -------------- ------------  -------------  -------------  -------------
Income (loss) before provision (credit) for income
   taxes ............................................     (4,793)           938          1,087         (3,565)        (6,333)
Provision (credit) for income taxes .................     (2,513)           774          2,137         (4,451)        (4,053)
                                                      -------------- ------------  -------------  -------------  -------------
Net income (loss) ...................................  $  (2,280)     $     164      $  (1,050)     $     886      $  (2,280)
                                                      -------------- ------------  -------------  -------------  -------------
                                                      -------------- ------------  -------------  -------------  -------------


                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)


                                                        WAVETEK
                                                        WANDEL
                                                      GOLTERMANN, SUBSIDIARY      FOREIGN
                                                         INC.     GUARANTORS    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                      ----------- -----------  -------------  ------------  ------------
Net sales ............................................  $  -      $ 11,938      $ 73,892      $ (7,329)     $ 78,501
Cost of goods sold ...................................     -         6,313        30,990        (7,603)       29,700
                                                      ----------- -----------  -------------  ------------  ------------
Gross margin .........................................     -         5,625        42,902           274        48,801
Operating expenses:
   Marketing and selling .............................     -         4,367        18,725             -        23,092
   Research and development ..........................     -         3,703         9,105             -        12,808
   General and administrative ........................     -         1,192         5,011             -         6,203
   Amortization of intangible assets .................     -            70           210             -           280
   Provisions for non-recurring charges ..............     -           527         1,249             -         1,776
                                                      ----------- -----------  -------------  ------------  ------------
                                                           -         9,859        34,300             -        44,159
                                                      ----------- -----------  -------------  ------------  ------------
Operating income (loss) ..............................     -        (4,234)        8,602           274         4,642
Non-operating income (expense):
   Interest income ...................................     -            50           314           (49)          315
   Interest expense ..................................     -           (49)       (1,654)           49        (1,654)
   Equity in net income (loss) of subsidiaries .......     -             -        (2,082)        2,082             -
   Other, net ........................................     -           (66)           95             -            29
                                                      ----------- -----------  -------------  ------------  ------------
                                                           -           (65)       (3,327)        2,082        (1,310)
                                                      ----------- -----------  -------------  ------------  ------------
Income (loss) before provision (credit) for
   income taxes and minority interest in income
     (loss) ..........................................     -        (4,299)        5,275         2,356         3,332
Provision (credit) for income taxes ..................     -          (780)        3,892             -         3,112
Minority interest in loss ............................     -             -             -        (1,163)       (1,163)
                                                      ----------- -----------  -------------  ------------  ------------
Net income (loss) ....................................  $  -      $ (3,519)     $  1,383      $  3,519      $  1,383
                                                      ----------- -----------  -------------  ------------  ------------
                                                      ----------- -----------  -------------  ------------  ------------


                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)


                                                      WAVETEK
                                                      WANDEL
                                                    GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                       INC.       GUARANTORS    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   ------------  -----------  --------------   ------------  ------------
Net sales .......................................  $       -      $ 113,954      $ 278,289      $ (38,742)     $ 353,501
Cost of goods sold ..............................         39         55,200        125,412        (34,198)       146,453
                                                   ------------  -----------  --------------   ------------  ------------
Gross margin ....................................        (39)        58,754        152,877         (4,544)       207,048
Operating expenses:
   Marketing and selling ........................      1,465         27,817         78,483              -        107,765
   Research and development .....................          -         16,895         37,182              -         54,077
   General and administrative ...................      4,768          7,912         20,173              -         32,853
   Amortization of intangible assets ............        103          9,051          5,533              -         14,687
                                                   ------------  -----------  --------------   ------------  ------------
                                                       6,336         61,675        141,371              -        209,382
                                                   ------------  -----------  --------------   ------------  ------------
Operating income (loss) .........................     (6,375)        (2,921)        11,506         (4,544)        (2,334)
Non-operating income (expense):
   Interest income ..............................        753            181            349           (753)           530
   Interest expense .............................    (10,352)          (462)        (5,323)           753        (15,384)
   Equity in net income (loss) of subsidiaries ..      2,926              -         (1,452)        (1,474)             -
   Other, net ...................................        616            461         (2,313)             -         (1,236)
                                                   ------------  -----------  --------------   ------------  ------------
                                                      (6,057)           180         (8,739)        (1,474)       (16,090)
                                                   ------------  -----------  --------------   ------------  ------------
Income (loss) before provision (credit) for
   income taxes .................................    (12,432)        (2,741)         2,767         (6,018)       (18,424)
Provision (credit) for income taxes .............     (5,799)           892          8,116        (15,000)       (11,791)
                                                   ------------  -----------  --------------   ------------  ------------
Net loss ........................................  $  (6,633)     $  (3,633)     $  (5,349)     $   8,982      $  (6,633)
                                                   ------------  -----------  --------------   ------------  ------------
                                                   ------------  -----------  --------------   ------------  ------------


                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)


                                                      WAVETEK
                                                      WANDEL
                                                    GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                       INC.       GUARANTORS    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   ------------  -----------  --------------   ------------  ------------
Net sales.........................................    $   -        $ 42,960     $  224,652      $(27,598)      $ 240,014
Cost of goods sold................................        -          22,143        101,237       (27,872)         95,508
                                                   ------------  -----------  --------------   ------------  ------------
Gross margin......................................        -          20,817        123,415           274         144,506
Operating expenses:
   Marketing and selling..........................        -          12,115         57,363            -           69,478
   Research and development.......................        -          10,327         24,404            -           34,731
   General and administrative.....................        -           3,775         15,005            -           18,780
   Amortization of intangible assets..............        -             211            610            -              821
   Acquired in-process research and development...        -           5,353          1,361            -            6,714
   Provisions for non-recurring charges...........        -           1,000          1,249            -            2,249
                                                   ------------  -----------  --------------   ------------  ------------
                                                          -          32,781         99,992            -          132,773
                                                   ------------  -----------  --------------   ------------  ------------
Operating income (loss)...........................        -         (11,964)        23,423           274          11,733
Non-operating income (expense):
   Interest income................................        -             335            777          (148)            964
   Interest expense...............................        -            (148)        (6,015)          148          (6,015)
   Equity in net income (loss) of subsidiaries....        -             -           (6,031)        6,031              -
   Other, net.....................................        -             (32)          (300)         -               (332)
                                                   ------------  -----------  --------------   ------------  ------------
                                                          -             155        (11,569)        6,031          (5,383)
                                                   ------------  -----------  --------------   ------------  ------------
Income (loss) before provision (credit) for
   income taxes and minority interest in loss.....        -         (11,809)        11,854         6,305           6,350
Provision (credit) for income taxes...............        -          (1,559)        12,606             -          11,047
Minority interest in loss.........................        -             -                -        (3,945)         (3,945)
                                                   ------------  -----------  --------------   ------------  ------------
Net loss..........................................    $   -        $(10,250)      $   (752)     $ 10,250        $   (752)
                                                   ------------  -----------  --------------   ------------  ------------
                                                   ------------  -----------  --------------   ------------  ------------


                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                     FOR THE NINE MONTHS ENDED JUNE 30, 1999
                             (DOLLARS IN THOUSANDS)


                                                     WAVETEK
                                                      WANDEL
                                                   GOLTERMANN,    SUBSIDIARY     FOREIGN
                                                       INC.       GUARANTORS   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                   ------------  -----------  -------------- ------------  ------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating
   activities ..................................... $ (26,870)     $  20,335      $   2,321      $  -       $  (4,214)
INVESTING ACTIVITIES
Purchase of property and equipment ................      (402)        (3,051)        (9,730)        -         (13,183)
Proceeds from sale of property and equipment ......         -              -          1,782         -           1,782
Transfer of subsidiaries ..........................   (28,536)             -         28,536         -               -
                                                   ------------  -----------  -------------- ------------  ------------
Net cash provided by (used in) investing
   activities .....................................   (28,938)        (3,051)        20,588         -         (11,401)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit and
   long-term obligations ..........................   116,674          5,258         53,370         -         175,302
Principal payments on revolving lines of credit
   and long-term obligations ......................   (65,223)        (5,631)      (110,550)        -        (181,404)
Dividend from subsidiary to Wavetek Wandel
   Goltermann, Inc. ...............................    22,000        (22,000)             -         -               -
Capital contribution from Wavetek Wandel
   Goltermann, Inc. to subsidiary .................    (2,034)             -          2,034         -               -
Loans to subsidiaries from Wavetek Wandel
   Goltermann, Inc. ...............................   (37,578)         6,903         30,675         -               -
Repayment of loan from subsidiary to Wavetek
   Wandel Goltermann, Inc. ........................    30,128        (28,996)        (1,132)        -               -
Repayment of loans from subsidiaries ..............    (7,500)        (1,818)         9,318         -               -
Other, net ........................................      (672)             -              -         -            (672)
                                                   ------------  -----------  -------------- ------------  ------------
Net cash provided by (used in) financing
   activities .....................................    55,795        (46,284)       (16,285)        -          (6,774)
Effect of exchange rate changes on cash and
   cash equivalents ...............................         -              -           (762)        -            (762)
                                                   ------------  -----------  -------------- ------------  ------------
Increase (decrease) in cash and cash
   equivalents ....................................       (13)       (29,000)         5,862         -         (23,151)
Cash and cash equivalents at beginning of
   period .........................................        19         31,143          4,382         -          35,544
                                                   ------------  -----------  -------------- ------------  ------------
Cash and cash equivalents at end of period ........ $       6      $   2,143      $  10,244      $  -       $  12,393
                                                   ------------  -----------  -------------- ------------  ------------
                                                   ------------  -----------  -------------- ------------  ------------


                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                     FOR THE NINE MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)


                                                  WAVETEK
                                                  WANDEL
                                                  GOLTERMANN,  SUBSIDIARY  FOREIGN
                                                  INC.         GUARANTORS  SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                  ----------  -----------  ------------  ------------  ------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating
   activities .....................................  $  -     $ (2,566)     $ 14,428      $  8,500      $ 20,362
INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired ......     -       (6,888)       (5,185)            -       (12,073)
Purchase of property and equipment ................     -       (1,363)       (5,676)            -        (7,039)
Purchase of short-term investments ................     -      (37,700)            -             -       (37,700)
Proceeds from sale of short-term investments ......     -       37,700             -             -        37,700
Proceeds from sale of investments in affiliates ...     -          319         1,386             -         1,705
Payments received for notes receivable from
   related parties ................................     -            -         6,042             -         6,042
Increase in notes receivable from related
   parties ........................................     -            -        (1,081)            -        (1,081)
                                                  ----------  -----------  ------------  ------------  ------------
Net cash used in investing activities .............     -       (7,932)       (4,514)            -       (12,446)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit and
   long-term obligations ..........................     -          650        22,231             -        22,881
Principal payments on revolving lines of credit
   and long-term obligations ......................     -         (650)      (30,276)            -       (30,926)
Other, net ........................................     -            -          (501)            -          (501)
                                                  ----------  -----------  ------------  ------------  ------------
Net cash used in financing activities .............     -            -        (8,546)            -        (8,546)
Effect of exchange rate changes on cash and
   cash equivalents ...............................     -            -          (107)            -          (107)
                                                  ----------  -----------  ------------  ------------  ------------
Increase (decrease) in cash and cash equivalents ..     -      (10,498)        1,261         8,500          (737)
Cash and cash equivalents at beginning of
   period .........................................     -       13,401         4,499        (8,500)        9,400
                                                  ----------  -----------  ------------  ------------  ------------
Cash and cash equivalents at end of period ........  $  -     $  2,903      $  5,760      $      -      $  8,663
                                                  ----------  -----------  ------------  ------------  ------------
                                                  ----------  -----------  ------------  ------------  ------------


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

OVERVIEW

       On September 30, 1998, Wavetek Corporation, a Delaware corporation ("Wavetek"), and Wandel Goltermann Management Holding GmbH, a German limited liability company ("WG"), consummated an exchange transaction whereby the stockholders of WG became stockholders of Wavetek, and WG became a subsidiary of Wavetek (the "Exchange Transaction"). Following the Exchange Transaction, Wavetek was renamed Wavetek Wandel Goltermann, Inc. (the "Company"). Although WG became a subsidiary of Wavetek, the Exchange Transaction was treated, for accounting and reporting purposes, as a purchase of Wavetek by WG. Accordingly, the consolidated financial statements of the Company included herein as of any date or for any period prior to September 30, 1998 are the historical consolidated financial statements of WG. The consolidated balance sheets of the Company as of September 30, 1998 and June 30, 1999 and the consolidated statement of operations for the three and nine months ended June 30, 1999, included herein, reflect the Exchange Transaction and the related purchase accounting adjustments. The Company's net sales, cost of goods sold, gross margin, operating expenses and interest expense have increased significantly in fiscal 1999 as a result of the Exchange Transaction. The Company's operating expenses also have increased as a result of its acquisition of Tinwald Networking Technologies Inc. in January 1998 and Wavetek's acquisition of Digital Transport Systems, Inc. effective September 30, 1998. In the following discussion, all references to "pro forma" financial information mean the combined historical results of operations of Wavetek and WG for the period indicated, as if the Exchange Transaction had been consummated as of October 1, 1997.

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

RESULTS OF OPERATIONS

       The following table sets forth selected financial information as a percentage of sales for the periods indicated:


                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                             -----------------------      -----------------------
                                                               1999           1998          1999           1998
                                                             --------       --------      --------       --------
 Sales.....................................................   100.0%          100.0%        100.0%         100.0%
 Cost of goods sold........................................    39.0            37.8          41.4           39.8
                                                             --------       --------      --------       --------
 Gross margin..............................................    61.0            62.2          58.6           60.2
 Operating expenses........................................    61.3            56.3          59.2           55.3
                                                             --------       --------      --------       --------
 Operating income (loss)...................................    (0.3)            5.9          (0.6)           4.9
 Interest expense, net.....................................    (4.3)           (1.7)         (4.2)          (2.1)
 Other non-operating income (expense), net.................    (1.0)            -            (0.4)          (0.2)
                                                             --------       --------      --------       --------
 Income (loss) before provision (credit) for income taxes
    and minority interest in loss..........................    (5.6)            4.2          (5.2)           2.6
 Provision (credit) for income taxes.......................    (3.6)            3.9          (3.3)           4.6
 Minority interest in loss.................................      -             (1.5)          -             (1.7)
                                                             --------       --------      --------       --------
 Net income (loss).........................................    (2.0)%           1.8%         (1.9)%         (0.3)%
                                                             --------       --------      --------       --------

 EBITDA (1)................................................     7.6%           11.4%          7.5%          11.8%
                                                             --------       --------      --------       --------
                                                             --------       --------      --------       --------


       The Company's ratio of earnings to fixed charges was as follows for the periods indicated:


                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                             -----------------------       -----------------------
                                                               1999           1998           1999           1998
                                                             --------       --------       --------       --------
Ratio of earnings to fixed charges (2)..................       (0.1)x           2.6x           0.0x           1.8x


-----------
(1) EBITDA is operating income plus depreciation and amortization expense, acquired in-process research and development, provisions for restructuring and other non-recurring charges and, for the three and nine months ended June 30, 1999, the one-time non-cash increase in cost of goods sold resulting from the adjustment of inventories to fair value in connection with the Exchange Transaction. The Company's definition of EBITDA is consistent with the definition of Consolidated Cash Flow in the Indenture related to the Company's 10 1/8% Senior Subordinated Notes due June 15, 2007 (the "Indenture"). While EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows, the Company has included EBITDA because it may be viewed as an indicator of compliance with certain covenants in the Indenture and is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a Company's ability to service debt. EBITDA as presented by the Company herein may not be comparable to similarly titled measures reported by other companies. In addition, the amount reported by the Company as EBITDA may not be fully available for management's discretionary use due to the Company's needs to conserve funds for debt service, capital expenditures and other commitments.

(2) For purposes of computing this ratio, earnings consist of income (loss) before provision (credit) for income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of the rent expense from operating leases, which management believes is a reasonable approximation of the interest factor of the rent.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

       NET SALES. Net sales in the three months ended June 30, 1999 increased $34.1 million, or 43.4%, to $112.6 million from $78.5 million in the comparable fiscal 1998 period. This increase was primarily due to the addition of sales from Wavetek following the Exchange Transaction. In addition, sales from the historical WG portion of the Company in the three months ended June 30, 1999 increased $6.3 million, or 8.0%, from the comparable fiscal 1998 period. Sales to international customers increased $11.6 million, or 16.3%, to $83.0 million and sales to customers in the United States increased $22.4 million, or 313.0%, to $29.6 million. The Company's sales to customers outside the United States decreased to 73.7% of total sales in the three months ended June 30, 1999 from 90.9% in the comparable fiscal 1998 period. Changes in certain foreign exchange rates had a small unfavorable impact on the United States dollar equivalent of the Company's sales denominated in foreign currencies in the three months ended June 30, 1999. Sales of the Company's Communications Test products in the three months ended June 30, 1999 increased $27.1 million, or 37.6%, from the comparable fiscal 1998 period to $99.4 million also primarily due to the addition of sales from Wavetek following the Exchange Transaction. Sales in the three months ended June 30, 1999 from repair, upgrade and calibration services increased $3.4 million, or 107.2%, from the comparable fiscal 1998 period to $6.5 million.

       The Company's net sales in the three months ended June 30, 1999 decreased $1.7 million, or 1.5%, to $112.6 million from pro forma net sales of $114.3 million in the comparable fiscal 1998 period.

       GROSS MARGIN. The Company's gross margin in the three months ended June 30, 1999 increased $19.9 million, or 40.7%, to $68.7 million from $48.8 million in the comparable fiscal 1998 period due to the added gross margin on the Wavetek sales following the Exchange Transaction. Gross margin as a percentage of sales decreased to 61.0% in the three months ended June 30, 1999 from 62.2% in the comparable fiscal 1998 period. The decrease in the gross margin percentage during the three months ended June 30, 1999 resulted primarily from increased price competition in certain markets in which the Company sells and from the impact of the change in the mix of products sold following the Exchange Transaction. Changes in foreign exchange rates had a small favorable impact on the United States dollar equivalent of gross margins related to international sales denominated in foreign currencies in the three months ended June 30, 1999.

       The Company's gross margin in the three months ended June 30, 1999 increased $0.1 million, or 0.1%, to $68.7 million from pro forma gross margin of $68.6 million in the comparable fiscal 1998 period. Gross margin as a percentage of net sales increased to 61.0% in the three months ended June 30, 1999 from 60.0% on a pro forma basis in the comparable fiscal 1998 period.

       OPERATING EXPENSES. Operating expenses in the three months ended June 30, 1999 increased $24.9 million, or 56.3%, to $69.0 million from $44.2 million in the comparable fiscal 1998 period due primarily to the addition of expenses from Wavetek following the Exchange Transaction. Operating expenses as a percentage of sales increased to 61.3% in the three months ended June 30, 1999 from 56.3% in the comparable fiscal 1998 period. Marketing and selling expenses increased $14.2 million, or 61.6%, to $37.3 million in the three months ended June 30, 1999 from $23.1 million in the comparable fiscal 1998 period due primarily to the addition of marketing and selling expenses from Wavetek following the Exchange Transaction. In addition, the Company increased its spending related to certain market development resources and fixed selling expenses. Marketing and selling expenses as a percentage of sales increased to 33.2% for the three months ended June 30, 1999 from 29.4% in the comparable fiscal 1998 period. Spending for research and development activities increased $4.7 million, or 36.3%, to $17.5 million (15.5% of sales) in the three months ended June 30, 1999 from $12.8 million (16.3% of sales) in the comparable fiscal 1998 period due primarily to the addition of research and development expenses from Wavetek following the Exchange Transaction. General and administrative expenses increased $3.0 million, or 48.8%, to $9.2 million (8.2% of sales) in the three months ended June 30, 1999 from $6.2 million (7.9% of sales) in the comparable fiscal 1998 period due to the addition of general and administrative expenses from Wavetek following the Exchange Transaction and from other businesses acquired by the Company during fiscal 1998. General and administrative expense in the three months ended June 30, 1999 also includes certain retention expense and other acquisition related compensation expense related to the Exchange Transaction and other businesses acquired by the Company during fiscal 1998, which did not occur in the comparable fiscal 1998 period. In addition, the Company has increased its general and administrative spending related to its management information systems and certain other fixed administrative costs in relation to the comparable fiscal 1998 period. Operating expenses for the three months ended June 30, 1999 also reflect a decrease in expenses for provisions for non-recurring charges aggregating $1.8 million which occurred in the three months ended June 30, 1998 and did not recur in the current period, offset by an increase in amortization of intangible assets of $4.7 million, due primarily to the Exchange Transaction. Changes in foreign exchange rates had a small favorable impact on the United States dollar equivalent of operating expenses denominated in foreign currencies in the three months ended June 30, 1999.

       Operating expenses in the three months ended June 30, 1999 increased $3.5 million, or 5.3%, to $69.0 million from pro forma operating expenses of $65.6 million in the comparable fiscal 1998 period.

       NON-OPERATING INCOME (EXPENSE). Non-operating expense, net, in the three months ended June 30, 1999 increased by $4.7 million over the comparable fiscal 1998 period to $6.0 million. The increase was primarily due to an increase in the

Company's net interest expense to $4.9 million during the three months ended June 30, 1999 from $1.3 million in the comparable fiscal 1998 period, reflecting additional interest expense due to an increase in the Company's outstanding debt following the Exchange Transaction. Other non-operating expenses increased by $1.1 million during the three months ended June 30, 1999 over the comparable fiscal 1998 period primarily due to unrealized losses on forward currency exchange contracts.

       Non-operating expense, net, in the three months ended June 30, 1999 increased by $1.7 million to $6.0 million from pro forma non-operating expense, net, of $4.3 million in the comparable fiscal 1998 period.

       PROVISION (CREDIT) FOR INCOME TAXES. The Company's effective tax rate decreased to approximately 64% in the three months ended June 30, 1999, from approximately 93% in the comparable fiscal 1998 period. The Company's effective tax rate takes into account the expected annual mix of income and related tax rates by geographical location. Such effective rate also reflects the non-deductibility of the amortization expense related to certain intangible assets and other expenses related to the Exchange Transaction and other acquisitions which occurred during fiscal 1998.

       NET INCOME (LOSS). As a result of the above factors, net income (loss) was $(2.3) million in the three months ended June 30, 1999 as compared to $1.4 million in the comparable fiscal 1998 period.

       The Company's net loss was $2.3 million in the three months ended June 30, 1999 as compared to pro forma net loss of $1.9 million in the comparable fiscal 1998 period.

       EBITDA. As a result of the above factors, EBITDA was $8.5 million in the three months ended June 30, 1999 as compared to $8.9 million in the comparable fiscal 1998 period. EBITDA as a percentage of sales decreased to 7.6% in the three months ended June 30, 1999 from 11.4% in the comparable fiscal 1998 period.

       The Company's EBITDA was $8.5 million in the three months ended June 30, 1999 as compared to pro forma EBITDA of $12.2 million in the comparable fiscal 1998 period.

       RATIO OF EARNINGS TO FIXED CHARGES. As a result of the above factors, the ratio of earnings to fixed charges was (0.1)x in the three months ended June 30, 1999 as compared to 2.6x in the comparable fiscal 1998 period.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

       NET SALES. Net sales in the nine months ended June 30, 1999 increased $113.5 million, or 47.3%, to $353.5 million from $240.0 million in the comparable fiscal 1998 period. This increase was primarily due to the addition of sales from Wavetek following the Exchange Transaction. In addition, sales from the historical WG part of the Company in the nine months ended June 30, 1999 increased $16.8 million, or 7.0%, from the comparable 1998 period. Sales to international customers increased $56.0 million, or 26.1%, to $270.2 million and sales to customers in the United States increased $57.5 million, or 222.4%, to $83.3 million. The Company's sales to customers outside the United States decreased to 76.4% of total sales in the nine months ended June 30, 1999 from 89.2% in the comparable fiscal 1998 period. Changes in certain foreign exchange rates had a small unfavorable impact on the United States dollar equivalent of the Company's sales denominated in foreign currencies in the nine months ended June 30, 1999. Sales of the Company's Communications Test products in the nine months ended June 30, 1999 increased $91.9 million, or 41.5%, from the comparable fiscal 1998 period to $313.6 million also primarily due to the addition of sales from Wavetek following the Exchange Transaction. Sales in the nine months ended from repair, upgrade and calibration services increased $8.0 million, or 77.5%, from the comparable fiscal 1998 period to $18.3 million.

       The Company's net sales in the nine months ended June 30, 1999 increased $6.5 million, or 1.9%, to $353.5 million from pro forma net sales of $347.0 million in the comparable fiscal 1998 period.

       GROSS MARGIN. The Company's gross margin in the nine months ended June 30, 1999 increased $62.5 million, or 43.3%, to $207.0 million from $144.5 million in the comparable fiscal 1998 period due to the added gross margin on the Wavetek sales following the Exchange Transaction. Gross margin as a percentage of sales decreased to 58.6% in the nine months ended June 30, 1999 from 60.2% in the comparable fiscal 1998 period. The decrease in the gross margin percentage during the nine months ended June 30, 1999 resulted primarily from increased price competition in certain markets in which the Company sells and from the impact of the change in the mix of products sold following the Exchange Transaction. Gross margin in the nine months ended June 30, 1999 was also impacted by a one-time increase in cost of goods sold resulting from the adjustment of inventories to fair value in connection with the Exchange Transaction. Changes in foreign exchange rates had a small unfavorable impact on the United States dollar equivalent of gross margins related to international sales denominated in foreign currencies in the nine months ended June 30, 1999.

       The Company's gross margin in the nine months ended June 30, 1999 increased $4.7 million, or 2.3%, to $207.0 million from pro forma gross margin of $202.3 million in the comparable fiscal 1998 period. Gross margin as a percentage of net sales increased to 58.6% in the nine months ended June 30, 1999 from 58.3% on a pro forma basis in the comparable fiscal 1998 period.

       OPERATING EXPENSES. Operating expenses in the nine months ended June 30, 1999 increased $76.6 million, or 57.7%, to $209.4 million from $132.8 million in the comparable fiscal 1998 period due primarily to the addition of expenses from Wavetek following the Exchange Transaction. Operating expenses as a percentage of sales increased to 59.2% in the nine months ended June 30, 1999 from 55.3% in the comparable fiscal 1998 period. Marketing and selling expenses increased $38.3 million, or 55.1%, to $107.8 million (30.5% of sales) in the nine months ended June 30, 1999 from $69.5 million (28.9% of sales) in the comparable fiscal 1998 period due primarily to the addition of marketing and selling expenses from Wavetek following the Exchange Transaction. In addition, the Company incurred certain costs during the nine months ended June 30, 1999 related to a biannual international sales and marketing meeting and increased its spending related to certain market development resources and fixed selling expenses. Spending for research and development activities increased $19.3 million, or 55.7%, to $54.1 million (15.3% of sales) in the nine months ended June 30, 1999 from $34.7 million (14.5% of sales) in the comparable fiscal 1998 period due primarily to the addition of research and development expenses from Wavetek following the Exchange Transaction and from other businesses acquired by the Company during fiscal 1998. The Company also increased research and development spending in order to accelerate the timing and number of new product introductions. General and administrative expenses increased $14.1 million, or 74.9%, to $32.9 million (9.3% of sales) in the nine months ended June 30, 1999 from $18.8 million (7.8% of sales) in the comparable fiscal 1998 period due to the addition of general and administrative expenses from Wavetek following the Exchange Transaction and from other businesses acquired by the Company during fiscal 1998. General and administrative expense in the nine months ended June 30, 1999 also includes certain retention expense and other acquisition related compensation expense related to the Exchange Transaction and other businesses acquired by the Company during fiscal 1998. In addition, the Company has increased its general and administrative spending related to its management information systems and certain other fixed administrative costs in relation to the comparable fiscal 1998 period. Operating expenses for the nine months ended June 30, 1999 also reflect an increase in amortization of intangible assets of $13.9 million, due primarily to the Exchange Transaction, partially offset by expenses for acquired in-process research and development and provisions for non-recurring charges aggregating $9.0 million which occurred in the nine months ended June 30, 1998 and did not recur in the current period. Changes in foreign exchange rates had a small unfavorable impact on the United States dollar equivalent of operating expenses denominated in foreign currencies in the nine months ended June 30, 1999.

       Operating expenses in the nine months ended June 30, 1999 increased $15.3 million, or 7.9%, to $209.4 million from pro forma operating expenses of $194.0 million in the comparable fiscal 1998 period.

       NON-OPERATING INCOME (EXPENSE). Non-operating expense, net, in the nine months ended June 30, 1999 increased by $10.7 million over the comparable fiscal 1998 period to $16.1 million. The increase was primarily due to an increase in the Company's net interest expense to $14.9 million during the nine months ended June 30, 1999 from $5.1 million in the comparable fiscal 1998 period, reflecting additional interest expense due to an increase in the Company's outstanding debt following the Exchange Transaction. Non-operating expense, net, was $16.1 million in the nine months ended June 30, 1999 as compared to pro forma non-operating expense, net, of $14.4 million in the comparable fiscal 1998 period.

       PROVISION (CREDIT) FOR INCOME TAXES. The Company's effective tax rate decreased to approximately 64% in the nine months ended June 30, 1999, from approximately 174% in the comparable fiscal 1998 period. The Company's effective tax rate takes into account the expected annual mix of income and related tax rates by geographical location. Such effective rate also reflects the non-deductibility of the amortization expense related to certain intangible assets and other expenses related to the Exchange Transaction and other acquisitions which occurred during fiscal 1998.

       NET INCOME (LOSS). As a result of the above factors, net loss was $6.6 million in the nine months ended June 30, 1999 as compared to $0.8 million in the comparable fiscal 1998 period.

       The Company's net loss was $6.6 million in the nine months ended June 30, 1999 as compared to pro forma net loss of $10.0 million in the comparable fiscal 1998 period.

       EBITDA. As a result of the above factors, EBITDA was $26.5 million in the nine months ended June 30, 1999 as compared to $28.6 million in the comparable fiscal 1998 period. EBITDA as a percentage of sales decreased to 7.5% in the nine months ended June 30, 1999 from 11.8% in the comparable fiscal 1998 period.

       The Company's EBITDA was $26.5 million in the nine months ended June 30, 1999 as compared to pro forma EBITDA of $42.3 million in the comparable fiscal 1998 period.

       RATIO OF EARNINGS TO FIXED CHARGES. As a result of the above factors, the ratio of earnings to fixed charges was 0.0x in the nine months ended June 30, 1999 as compared to 1.8x in the comparable fiscal 1998 period.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash provided by (used in) operating activities was $(4.2) million and $20.4 million in the nine months ended June 30, 1999 and 1998, respectively. The Company had cash, cash equivalents and investments at June 30, 1999 of $12.4 million. The Company invests its excess cash in highly liquid money market funds, U.S. Treasury obligations and investment grade commercial paper. In recent years, the Company has funded its business through operating cash flow, has not relied on sales of equity to provide cash and has used short-term debt primarily for cash management purposes. The Company had borrowings outstanding under revolving credit agreements of $125.2 million at June 30, 1999, including amounts borrowed for working capital requirements, of which $18.8 million was classified as short-term. The Company had additional obligations outstanding totaling approximately $7.2 million in the form of letters of credit and bank guarantees. The Company's revolving lines of credit provide for total availability of $164.8 million. At June 30, 1999, the Company had unused availability under these facilities of $32.4 million. Certain provisions of the Indenture limit the Company's future borrowings if the Company fails to meet a Fixed Charge Coverage Ratio, as defined in the Indenture. Accordingly, the Company's future borrowings are currently limited to approximately $10.3 million unless other conditions are met.

       The Company's primary cash needs have been for the funding of working capital requirements (primarily inventory and accounts receivable) and capital expenditures. The Company's net cash used in investing activities was $11.4 million and $12.4 million in the nine months ended June 30, 1999 and 1998, respectively. The Company's recurring cash requirements for investing activities are primarily for the purchase of businesses and capital expenditures. The Company made capital expenditures in the nine months ended June 30, 1999 and 1998 of approximately $13.2 million and $7.0 million, respectively. The Company's capital expenditures increased $3.9 million, or 41.9%, to $13.2 million from pro forma capital expenditures of $9.3 million in the comparable fiscal 1998 period.

       The Company's net cash used in financing activities was $6.8 million and $8.5 million in the nine months ended June 30, 1999 and 1998, respectively. The net cash used in financing activities substantially reflects the proceeds from and repayments for borrowings used to finance the Company's operating and investing activities, or as an application of the cash generated from these activities.

       The Company from time to time considers the sale of assets and other financing transactions. The Company believes that its cash flow from operations, combined with the remaining available and permitted borrowings under its existing bank credit agreements, including the Credit Facility discussed in Note 5 to the Company's consolidated financial Statements included in Item 1 herein, and its other financing transactions will be sufficient to fund its debt service obligations, including its obligations under the Notes, and working capital requirements.

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

PERIODIC FLUCTUATIONS

       The Company's net sales occurred in the following percentages in each of the last four quarters: 20% for the quarter ended September 30, 1998, 29% for the quarter ended December 31, 1998, 26% for the quarter ended March 31, 1999 and 25% for the quarter ended June 30, 1999. A variety of factors may cause period-to-period fluctuations in the operating results of the Company. Such factors include, but are not limited to, the purchase of businesses, product mix, European summer holidays and other seasonal influences, competitive pricing pressures, materials costs, currency fluctuations, revenues and expenses related to new products and enhancements of existing products, as well as delays in customer purchases in anticipation of the introduction of new products or product enhancements by the Company or its competitors. The majority of the Company's revenues in each quarter result from orders received in that quarter. As a result, the Company establishes its production, inventory and operating expenditure levels based on anticipated revenue levels. Thus, if sales do not occur when expected, expenditure levels could be disproportionately high and operating results for that quarter, and potentially future quarters, would be adversely affected.

       The Company's pro forma net sales occurred in the following percentages in each of the last four quarters: 26% for the quarter ended September 30, 1998, 26% for the quarter ended December 31, 1998, 24% for the quarter ended March 31, 1999 and 24% for the quarter ended June 30, 1999.

RESTRUCTURING OF OPERATIONS AND SUBSIDIARIES

       To improve the Company's competitive position in the marketplace, the Company plans to implement a restructuring program in the fourth quarter of fiscal 1999 to reduce costs and streamline operations. The restructuring program will include a realignment of management and operations on a regional basis. The Company's legal structure will also be simplified by reducing the number of subsidiaries and establishing a more efficient tax structure. The Company is currently evaluating the scope, cost and timing of such program, and expects to incur a one time restructuring charge associated with such program in the fourth quarter of fiscal 1999.

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

       WG and Wavetek, prior to the Exchange Transaction, independently addressed the issues involved in the Year 2000 Issue. The Company determined that it was required to modify or replace significant portions of its hardware and software so that those systems will properly utilize dates beyond December 31, 1999.

       The Company's plan to resolve the Year 2000 Issue involved the following four phases: assessment, remediation, testing and implementation. Starting in 1995, both WG and Wavetek began to evaluate their internal business and information systems for Year 2000 compliance. The Company has completed an assessment of the impact of the Year 2000 Issue on its internal and external operations, and is in the process of upgrading or replacing certain hardware, embedded chips and software programs it employs in the normal course of business, including its manufacturing, accounting applications and certain other administrative hardware and software systems. As a result, the Company has already addressed many of its Year

2000 Issues and continues on schedule to complete this project before it will have any material impact on the Company's ability to deliver products and services.

       The total cost of the year 2000 Issue project was approximately $2.2 million and has been substantially completed. Only non-critical systems remain incomplete at certain locations and are expected to be compliant by September 30, 1999. Much of this expenditure would have been necessary in any case as part of the regular process of maintaining and updating systems. In some instances, the expenditures have been accelerated in order to comply with Year 2000 requirements.

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

 ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company uses financial instruments, including fixed and variable rate debt, to finance its operations. The information below summarizes the Company's market risks associated with debt obligations outstanding as of June 30, 1999. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity. Variable interest rate obligations under the Credit Facility and other revolving bank credit agreements, capital lease obligations and notes payable to related parties are not included in the table. The Company has no long-term variable interest obligations other than certain borrowings under the Credit Facility and a mortgage loan of a French subsidiary, which have been classified as long-term. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The actual cash flows of the instruments are denominated in U.S. dollars ("US$"), German Deutsche marks ("DM") and other currencies ("other") as indicated.


                                                            EXPECTED MATURITY DATE
                               ----------------------------------------------------------------------------------
                                  1999         2000        2001        2002       2003      THEREAFTER    TOTAL
                               ----------   ---------   ---------   ---------   ---------   ----------  ---------
                                                         (US$ EQUIVALENT IN THOUSANDS)
Long-term Obligations:
  Fixed Rate (US$) ............ $       -   $     685   $     633   $     585   $     541   $  85,500   $  87,944
    Average interest rate .....         -         8.2%        8.2%        8.2%        8.2%       10.1%       10.1%
  Fixed Rate (DM) ............. $   1,246   $   4,914   $   4,018   $   3,436   $   3,438   $  12,367   $  29,419
    Average interest rate .....       6.4%        5.9%        5.9%        5.9%        5.9%        5.8%        5.9%
  Fixed Rate (other) .......... $      14   $     357   $      94   $      97   $      68   $   2,132   $   2,762
    Average interest rate .....       6.6%        9.4%        6.1%        6.2%        6.6%        5.6%        6.1%


       The carrying amounts of the Company's debt instruments approximate their fair values. At June 30, 1999, the Company had interest rate cap and swap agreements in an aggregate notional amount of $10.6 million to limit its exposure on interest rate changes related to certain short-term variable interest rate debt instruments. The carrying values of these interest rate agreements approximate fair value at June 30, 1999.

       The Company uses forward exchange contracts and collars in the ordinary course of business to mitigate its exposure to changes in foreign currency exchange rates relating to cash, accounts receivable, accounts payable, significant transactions and anticipated future sales denominated in foreign currencies. The terms of these contracts are generally less than one year. The Company's risk management policies do not provide for the utilization of financial instruments for trading purposes. Gains and losses on financial instruments that qualify as hedges of existing assets or liabilities or firm commitments are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Financial instruments which are not designated as hedges of specific assets, liabilities, firm commitments or anticipated transactions are marked to market and any resulting unrealized gains or losses are recorded in "Other, net" in the accompanying consolidated statements of operations. The Company had foreign exchange contracts outstanding for the sale or purchase of US dollars and German Marks at June 30, 1999 and September 30, 1998 in an aggregate notional amount of $32.0 million and $25.8 million, respectively, which mature through May 2000. While it is not the Company's intention to terminate any of these contracts, the estimated fair value of these contracts indicated that termination of the forward currency exchange contracts June 30, 1999 would have resulted in a loss of $1.1 million and termination at September 30, 1998 would have resulted in a loss of $0.6 million. Due to the volatility of currency exchange rates, these estimated results may or may not be realized.

PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

       In the ordinary course of its business, the Company from time to time is subject to legal claims. The Company does not believe that the likely outcome of any such claims or related lawsuits would have a material adverse effect on the Company or its ability to develop new products.

       In May 1999, the Company resolved its dispute with certain beneficial owners of the Company's 10 1/8% Senior Subordinated Notes due 2007 arising from the Exchange Transaction. The Company made a cash payment to the holders of the Notes and entered into a supplemental indenture with the Trustee providing for amendments to the Indenture under which the Notes were issued. In connection with such agreement, the Company could become obligated to pay an additional amount to the holders of the Notes on June 30, 2000 if certain events do not occur prior to that date. Management reasonably expects such events will occur prior to June 30, 2000 and accordingly, no amounts have been provided in the accompanying financial statements for this contingent obligation.

ITEM 2.       CHANGES IN SECURITIES

       None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.       OTHER INFORMATION

       On July 23, 1999, Karl-Heinz Eisemann was appointed Acting Chief Financial Officer, Treasurer and Secretary of the Company replacing Vickie L. Capps, who terminated her employment with the Company to pursue an outside opportunity. Previously, Mr. Eisemann was Senior Vice President - Finance, Controlling & Logistics and Assistant Secretary of the Company.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

       10.1   Third Supplemental Indenture, dated as of May 25, 1999, among
              Wavetek Wandel Goltermann, Inc. and The Bank of New York
       10.2   Amendment Agreement, dated May 28, 1999, to a DEM 280,000,000
              Facilities Agreement in relation to a Multi-Currency Revolving Credit Facility and Bilateral Ancillary Facilities, dated December 23, 1998, between Wavetek Wandel Goltermann, Inc. and Wandel & Goltermann Technologies, Inc. and Commerzbank Aktiengesellschaft and Deutsche Bank AG and Commerzbank International S.A. and Others
       12.1   Schedule Re: Computation of Ratio of Earnings to Fixed Charges
       27.1   Financial Data Schedule for the nine months ended June 30, 1999

       (b) Reports on Form 8-K

           None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 13, 1999             WAVETEK WANDEL GOLTERMANN, INC.
                                               (Registrant)


                                         /s/KARL-HEINZ EISEMANN
                         -------------------------------------------------------
                                           Karl-Heinz Eisemann
                             Senior Vice President-Controlling & Logistics,
                         Treasurer, Secretary and Acting Chief Financial Officer