Form 10-K
period 1999-09-30
WAVETEK WANDEL & GOLTERMANN INC
filed 1999-12-22
CIK 1043015

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 For the Fiscal Year ended September 30, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition period from _____ to _____.

                      Commission file number 333-32195
                      WAVETEK WANDEL GOLTERMANN, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                DELAWARE                                      33-0457664
   -------------------------------                       -------------------
   (State or Other Jurisdiction of                        (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

          1030 SWABIA COURT
      RESEARCH TRIANGLE PARK, NC                             27709-3585
----------------------------------------                     ----------
(Address of Principal Executive Offices)                     (Zip Code)

                               (919) 941-5730
              --------------------------------------------------
              Registrant's Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class:        Name of each exchange on which registered:
     --------------------        ------------------------------------------
       Not applicable.                         Not applicable.


Securities registered pursuant to section 12(g) of the Act:

                   10.125% Senior Subordinated Notes Due 2007
                   ------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X   No    .
                                                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 299.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 20, 1999:
Not applicable.

As of December 20, 1999, issuer had only one class of common stock, of which there were 13,268,323 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I.

ITEM 1. BUSINESS

HISTORICAL DEVELOPMENT OF BUSINESS

On September 30, 1998, Wavetek Corporation, a Delaware corporation ("Wavetek"), and Wandel & Goltermann Management Holding GmbH, a German limited liability company ("WG"), consummated an exchange transaction whereby the stockholders of WG became stockholders of Wavetek, and WG became a subsidiary of Wavetek (the "Exchange Transaction"). Following the Exchange Transaction, Wavetek was ultimately renamed Wavetek Wandel Goltermann, Inc. (the "Company").

Wavetek was founded in San Diego, California in 1962, and was acquired by an investment group led by Dr. Terence J. Gooding in 1991. After Dr. Gooding acquired Wavetek, and prior to the consummation of the Exchange Transaction, Wavetek completed two strategic acquisitions: (1) the instrumentation products division of Beckman Industrial in 1992 and (2) the wireless and fiber optics test businesses of Schlumberger S.A. in 1994. In June 1997, Wavetek completed a recapitalization of the Company involving the repurchase of equity from existing investors, the issuance of equity to new investors and the incurrence of debt.

WG was founded in Eningen, Germany in 1923. Prior to entering into the Exchange Transaction, WG was majority owned by the families of the founders. In October 1997, WG completed a phased acquisition of Switching Test Solutions AG, a Swiss joint venture formed by WG and Alcatel, a telephone switch testing company. Also, in September 1998, WG completed the acquisition of the shares of its U.S. subsidiary, Wandel & Goltermann Technologies, Inc., that it did not previously own.

Although WG became a subsidiary of Wavetek, the Exchange Transaction was treated, for accounting and financial reporting purposes, as a purchase of Wavetek by WG. Accordingly, the consolidated financial statements of the Company as of any date or for any period prior to September 30, 1998, are the historical consolidated financial statements of WG.

The executive offices of the Company are located at 1030 Swabia Court, Research Triangle Park, North Carolina 27709-3585, and its telephone number is (919) 941-5730.

BUSINESS

The Company is a leading global designer, manufacturer and marketer of a broad range of communications test instruments used to develop, manufacture, install and maintain communications networks and equipment. The Company's products provide comprehensive testing solutions to a wide range of end users. The Company's high-end instruments are used during the product development phase to stress test product functionality and performance.
Other products are used during the production process to verify conformance to manufacturing specifications, while the Company's enhanced portable field service tools enable field technicians to quickly install, repair and maintain complex network infrastructure as well as validate service levels. The Company also provides distributed remote test systems to many of its service provider customers, which allow such customers to more efficiently utilize their network engineers to monitor and test service levels. The Company conducts its business in two principal business areas, communications test business and other test products.

COMMUNICATIONS TEST BUSINESS - The Company's communications test business, which addresses most sectors of the communications test market, primarily operates in four product areas: (1) Telecom Networks (traditional voice/data transmissions and new multi-service networks), (2) Enterprise Networks (local and wide-area network infrastructures), (3)

Multimedia (cable television and digital video broadcast) and (4) Wireless (mobile telephony and data). The business also includes a small group of other non-test products, including value-added professional services such as consulting, training and rental services on a worldwide basis. The Company's communications test business accounted for approximately 94% of the Company's consolidated sales in fiscal 1999.

TELECOM NETWORKS - The Company is a leading global designer and manufacturer of test solutions for use in the development, manufacture, installation and maintenance of public voice, data and image communications systems worldwide. Specific testing applications for the Company's Telecom Networks products address the local loop, switches and the backbone transport network, as described below. The Company provides a comprehensive range of portable test products for all three testing applications as well as dedicated test instruments for product development, systems for manufacturing test and distributed remote test systems for operations and maintenance.

The local loop provides the "final mile" of the network for traditional voice-line services such as voice, data over modem, leased lines, and newer digital services such as Integrated Services Digital Network ("ISDN"), Frame Relay and Asynchronous Transfer Mode ("ATM") packet switching. Technology is constantly evolving in this field, as exemplified by new high-speed data access to the Internet, which is being introduced using Digital Subscriber Loop ("xDSL") technology. The Company's test products help customers economically install and verify copper and fiber cabling, test the multi-service network equipment that connects the customer premises with the central office and verify service availability and performance to the service end-user. An example is the Company's PA/PF/PFA-x family, a market leader in handheld multi-technology, multi-protocol testers. Remote operation software products for certain test instruments allow remote test systems to be constructed using the Company's existing test products.

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

The backbone transport network provides high bandwidth connectivity for the multiple services offered by telecommunications service providers. Specific applications of the Company's transport products test fiber optic systems, including Dense Wavelength Divisional Multiplex ("DWDM") systems, as well as SDH/Synchronous Optical Network ("SONET")/ATM digital transport systems, and the Telecommunications Management Network ("TMN") systems. The Company believes its ANT-20 product family is the worldwide market leader in SDH field testing. The ANT-20, the seventh generation of digital transport testers, exemplifies the Company's extensive experience and long-term commitment to this market.

The Company's Telecom Networks customers include Alcatel, AT&T, Deutsche Telecom, Lucent Technologies, and Siemens.

ENTERPRISE NETWORKS - The Company is a global designer and manufacturer of test instruments for the Enterprise Networks market. The Company's Enterprise Networks products are used to develop, install, and maintain local area networks ("LAN") and wide area networks ("WAN") and to evaluate the performance and functionality of complex internetworks and the internetworking devices that connect them. The Company's products also can be used to maintain the business applications that use the LAN/WAN infrastructure as well as test the integrity of the LAN physical layer. The Company's Enterprise Networks products are used by manufacturers of LAN communications equipment, value-added resellers of network equipment, information systems departments of companies and governmental entities, and providers of public Internet access, ISDN and Frame Relay services.

The Company seeks to develop new products in the Enterprise Networks market by anticipating the future needs of its customers. For example, the Company believes it has developed the industry's first product family of LAN cable testers which are fully upgradable to anticipated future standards and higher frequencies. The Company had introduced platform extensions to the Domino family of protocol analyzers including a test solution for Gigabit Ethernet and the Mentor expert analysis system.

The Company's Enterprise Networks customers include BellSouth, Boeing, 3Com, Cisco Systems, DaimlerChrysler, IBM, NCR Corporation and the U.S. Navy, and the Company's LAN cable test products are marketed through its worldwide network of distributors.

MULTIMEDIA - The Company manufacturers test instruments for the Multimedia market and is the global leader in developing and manufacturing test equipment used for commissioning and maintaining broadband cable networks. Major cable network products include: sweep systems, signal level meters, leakage meters, network monitoring systems and related software. These products test and monitor the quality of signals transmitted over a cable network and monitor network availability. The Company also believes that the deployment by cable network operators of advanced services, including two-way data paths to provide telephony or Internet services, has created new product opportunities for the Company. For example, the Company's close customer relationships gave the Company early indication of the need for return path testing capability. The Company used this information to create the world's first two-way sweep system designed to assist cable network technicians in the installation and servicing of the return path of two-way cable networks.

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

Significant Multimedia customers of the Company include Continental Cablevision, Deutsche Telekom, AT&T/TCI and Time Warner Cable.

WIRELESS - The Company is a significant supplier of test instruments for mobile phones, base stations and mobile radio network switches. The Company manufactures instruments to test wireless systems at the Radio Frequency ("RF") interface between cellular base stations and mobile phones, the land-lines of cellular base stations and telephony switching systems and the switching systems that provide mobile services. The Company's products address most analog and digital formats used worldwide, including PCS, Digital Enhanced Cordless Telecommunications ("DECT"), Groupe Speciale Mobile ("GSM"), Time Division Multiple Access ("TDMA") and Code Division Multiple Access ("CDMA"). The Company's mobile phone test products are used during the manufacturing process, at service facilities and at the point-of-sale for cellular and cordless phones. Test tools for cellular base station RF and land-line interfaces are used by base station manufacturers for product development, manufacturing test and are also used in the field by wireless service providers for installation and maintenance. The Company also produces a distributed remote test system for continuous monitoring and testing of basic services and roaming functionality for telephony switches that support mobile services.

The Company's point-of-sale, application-specific product for the Wireless market, the 4100 GSM Tester, was designed to address the increasing demand for testing GSM telephones. The shift in phone repair from local repair shops or retail stores to high volume service facilities, combined with the high cost to process, ship and test a phone at a service facility, is creating a need for testing at retail sites to minimize the number of properly functioning phones that are mistakenly returned to the manufacturer for repair. The 4100 GSM Tester family provides accurate testing at a price point substantially lower than traditional service testers, allowing economical sorting of phones at the point--of-sale. The Company was able to bring the 4100 GSM Tester family to market quickly, innovating the repair process, due in part to the application of technology from its LAN products and existing Wireless products.

Significant Wireless customers of the Company include AT&T, Ericsson, Lucent Technologies, Motorola, Nortel, Nokia and Siemens.

SERVICE - The Company's service business provides traditional product-based technical service as well as value-added professional services. The Company provides traditional services such as repair, calibration and upgrade through service centers and a network of independent representatives worldwide. The Company's products are generally sold with warranties included in the product price. In addition, the Company offers extended warranties and software update subscriptions on certain of its products for additional charges. The Company's professional services, such as consulting, training and rental, are generally offered at the regional or local level through the Company's own sales companies. Customized products and test systems are available from the Company's product design and manufacturing units.

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

OTHER TEST PRODUCTS - The Company's other test products consist primarily of portable electronic testing tools ("Test Tools"), instruments used to calibrate electronic equipment ("Precision Measurement Instruments"), and electromagnetic measurement instruments. The Company's other test products business accounted for approximately 6% of the Company's consolidated sales in fiscal 1999.

TEST TOOLS - The Company's Test Tools business develops and distributes portable measurement instruments that are used to measure and service a broad range of electrical and electronic equipment including wiring, appliances, computer equipment and consumer electronics. The Company's Test Tools products are used by the electronic and electro-mechanical maintenance and service industries. Hand-held digital multi-meters ("DMMs") are a key instrument in this market and range from simple volt meters to advanced tools for professional electrical and electronic technicians, as well as wire and cable installers. The Test Tools business also provides a wide range of low-cost communications test products, from tone generators and optical fault finders to cable verifiers.

Significant Test Tools customers of the Company include Farnell/Newark Electronics, RS Components and W.W. Grainger.

PRECISION MEASUREMENT INSTRUMENTS - The Company's Precision Measurement Instruments products are used in metrology, engineering and manufacturing environments worldwide to calibrate electronic equipment and certify compliance with international standards. The Company believes it is the second largest global manufacturer of Calibration Sources and Transfer Standards. The Company also produces precision DMMs. The Company believes that it successfully competes in the Precision Measurement Instruments market by capitalizing on its technical expertise, relationships with national laboratories and product reputation.

Because the need to calibrate electronic equipment is universal across a wide range of industries, the list of customers includes a large number of well known names in aerospace, defense, communications, semiconductor, automotive, industrial electronic and instrumentation industries. Examples of Precision Measurement Instruments customers of the Company include Kodak, Nokia, Northrop Grumman Corporation, Samsung, Tektronix, the U.K. and German military, the U.S. Army and Navy and Yokogawa Electric Corporation.

ELECTROMAGNETIC MEASUREMENT INSTRUMENTS - The Company's electromagnetic measurement instruments, which the Company created to leverage its competencies in high frequency radio frequency testing to address the environmental test market, represent a family of hand-held products that measure electric and magnetic fields produced by most electronic and radio devices. Due to increased worldwide regulation of permissible levels of electromagnetic radiation, these products have application in the servicing of high power lines, high electric power consumption equipment such as melting machines, telecommunications equipment, radar, radio and television broadcasting, cellular base stations and many others, including microwave cooking equipment.

GEOGRAPHIC AND SEGMENT INFORMATION

Based on its organizational structure, the Company operates in two reportable segments: communications test and other test products. The Company's reportable segments represent business units that primarily offer similar products and services. The Company's communications test business includes Telecom Networks, Enterprise Networks, Multimedia, Wireless and the service business. Other Test Products include Test Tools, Precision Measurement Instruments and electromagnetic measurement instruments.

Information about the Company's operating segments for the fiscal year ended September 30, 1999 is as follows (in thousands):

                                                           COMMUNICATIONS    OTHER TEST
                                                                TEST          PRODUCTS     CORPORATE      TOTAL
                                                          -----------------  -----------  -----------  ------------
REVENUES:
  Revenues from external customers......................    $     468,231     $  29,011    $      16   $    497,258
  Intersegment revenues.................................          225,662        32,282           --        257,944
  Elimination of intersegment revenues..................         (225,662)      (32,282)          --       (257,944)
                                                            -------------     ---------    ---------   ------------
    Total revenues......................................    $     468,231     $  29,011    $      16   $    497,258
                                                            =============     =========    =========   ============
OPERATING INCOME (LOSS):
  Operating income (loss) on reportable segments(1).....    $      36,486     $   2,261    $  (5,837)  $     32,910
  Amortization of intangible assets.....................            2,488           154       17,325         19,967
  Restructuring and other non-recurring charges.........               --            --        2,379          2,379
  Elimination of intersegment profits...................               --            --          285            285
                                                            -------------     ---------    ---------   ------------
    Operating income (loss) (2).........................           33,998         2,107      (25,826)        10,279
  Net interest expense:
    Interest (revenue)..................................             (615)          (38)         (24)          (677)
    Interest expense....................................            4,682           290       15,993         20,965
                                                            -------------     ---------    ---------   ------------
      Net interest expense..............................            4,067           252       15,969         20,288
  Other expense, net....................................               --         1,368         (299)         1,069
                                                            -------------     ---------    ---------   ------------
Income (loss) before provision (benefit) for income
  taxes and minority interest in income (loss)..........    $      29,931     $     487    $ (41,496)  $    (11,078)
                                                            =============     =========    =========   ============

ASSETS:
  Total assets from reportable segments.................    $     187,502     $  10,351    $ 154,905   $    352,758
  Elimination of receivables from corporate.............          (58,076)       (3,602)          --        (61,678)
                                                            -------------     ---------    ---------   ------------
                                                                  129,426         6,749      154,905        291,080
  Unallocated goodwill..................................               --            --       53,860         53,860
  Unallocated acquired core technologies................               --            --       74,290         74,290
  Unallocated other intangibles.........................               --            --       15,503         15,503
                                                            -------------     ---------    ---------   ------------
    Total assets........................................    $     129,426     $   6,749    $ 298,558   $    434,733
                                                            =============     =========    =========   ============

------------------------
Notes:

(1) Operating income (loss) on reportable segments is defined by management as operating income (loss), including intersegment profits, and excluding amortization of intangible assets and restructuring and other non-recurring charges.

(2) Per consolidated statement of operations.

Information about the Company's operating segments for the fiscal year ended September 30, 1998 is as follows (in thousands):

                                                           COMMUNICATIONS    OTHER TEST
                                                                TEST          PRODUCTS     CORPORATE      TOTAL
                                                          -----------------  -----------  -----------  ------------
REVENUES:
  Revenues from external customers......................    $     318,745     $   9,061    $      82   $    327,888
  Intersegment revenues.................................           37,289            --           --         37,289
  Elimination of intersegment revenues..................          (37,289)           --           --        (37,289)
                                                            -------------     ---------    ---------   ------------
    Total revenues......................................    $     318,745     $   9,061    $      82   $    327,888
                                                            =============     =========    =========   ============

OPERATING INCOME (LOSS):
  Operating income (loss) on reportable segments(1).....    $      28,464     $    (200)   $   1,972   $     30,236
  Amortization of intangible assets.....................            1,182            --           --          1,182
  Acquired in-process research and development..........           21,125            --       11,800         32,925
  Restructuring and other non-recurring charges.........            9,369            --           --          9,369
  Elimination of intersegment profits...................               --            --        1,116          1,116
                                                            -------------     ---------    ---------   ------------
    Operating income (loss) (2).........................           (3,212)         (200)     (10,944)       (14,356)
  Net interest expense:
    Interest (revenue)..................................             (580)          (16)        (381)          (977)
    Interest expense....................................            3,938           112        3,579          7,629
                                                            -------------     ---------    ---------   ------------
      Net interest expense..............................            3,358            96        3,198          6,652
  Other (income) expense, net...........................           (1,969)         (126)       6,909          4,814
                                                            -------------     ---------    ---------   ------------
Income (loss) before provision (benefit) for income
  taxes and minority interest in income (loss)..........    $      (4,601)    $    (170)   $ (21,051)  $    (25,822)
                                                            =============     =========    =========   ============

ASSETS:
  Total assets from reportable segments.................    $     218,421     $   9,856    $ 145,335   $    373,612
  Elimination of receivables from corporate.............          (43,759)       (1,242)          --        (45,001)
                                                            -------------     ---------    ---------   ------------
                                                                  174,662         8,614      145,335        328,611
  Unallocated goodwill..................................               --            --       56,789         56,789
  Unallocated acquired core technologies................               --            --       84,100         84,100
  Unallocated other intangibles.........................               --            --       15,024         15,024
                                                            -------------     ---------    ---------   ------------
    Total assets........................................    $     174,662     $   8,614    $ 301,248   $    484,524
                                                            =============     =========    =========   ============

------------------------
Notes:

(1) Operating income (loss) on reportable segments is defined by management as operating income (loss), including intersegment profits, and excluding amortization of intangible assets, acquired in-process research and development and restructuring and other non-recurring charges.

(2) Per consolidated statement of operations.

Information about the Company's operating segments for the fiscal year ended September 30, 1997 is as follows (in thousands):

                                                                        COMMUNICATIONS    OTHER TEST
                                                                             TEST          PRODUCTS       TOTAL
                                                                       -----------------  -----------  -----------
REVENUES:
  Revenues from external customers...................................    $     274,135     $   7,752   $   281,887
  Intersegment revenues..............................................           29,944           847        30,791
  Elimination of intersegment revenues...............................          (29,944)         (847)      (30,791)
                                                                         -------------     ---------   -----------
    Total revenues...................................................    $     274,135     $   7,752   $   281,887
                                                                         =============     =========   ===========
OPERATING INCOME (LOSS):
  Operating income (loss) on reportable segments(1)..................    $      23,233     $     570   $    23,803
  Amortization of intangible assets..................................            1,346            --         1,346
  Acquired in-process research and development.......................            1,743            --         1,743
                                                                         -------------     ---------   -----------
    Operating income (loss) (2)......................................           20,144           570        20,714
  Net interest expense:
    Interest (revenue)...............................................           (1,566)          (44)       (1,610)
    Interest expense.................................................            8,275           234         8,509
                                                                         -------------     ---------   -----------
      Net interest expense...........................................            6,709           190         6,899
  Other (income) expense, net........................................             (768)          (22)         (790)
                                                                         -------------     ---------   -----------
Income (loss) before provision (benefit) for income taxes and
  minority interest in income (loss).................................    $      14,203     $     402   $    14,605
                                                                         =============     =========   ===========

ASSETS:
  Total assets from reportable segments..............................    $     211,752     $   5,988   $   217,740
  Unallocated goodwill...............................................               --            --         4,468
                                                                         -------------     ---------   -----------
    Total assets.....................................................    $     211,752     $   5,988   $   222,208
                                                                         =============     =========   ===========

------------------------
Notes:

(1) Operating income (loss) on reportable segments is defined by management as operating income (loss), including intersegment profits, and excluding amortization of intangible assets and acquired in-process research and development.

(2) Per consolidated statement of operations.

Information about the Company's operations by geographic areas is shown in the table below. The Company manages its operations in two primary geographic areas:
(i) North American operations which includes the United States, Canada, Mexico, Central and South America, and (ii) European Operations which includes Europe and Asia-Pacific.

Net sales represents the locations of sales to the Company's customers. Income
(loss) before provision (benefit) for income taxes and total assets is reported based on the location of the Company's facilities. Intercompany transfers are made at arm's length between the various geographic areas.

                                                                                  YEARS ENDED SEPTEMBER 30,
                                                                           ---------------------------------------
                                                                               1999         1998          1997
                                                                           ------------  -----------  ------------
                                                                                       (IN THOUSANDS)
Net sales:
  Europe.................................................................  $    231,494  $   176,437  $    148,037
  Canada, Mexico, Central and South America..............................        76,281       69,725        62,922
  Asia-Pacific...........................................................        71,933       44,258        40,417
  United States..........................................................       117,550       37,468        30,511
                                                                           ------------  -----------  ------------
Consolidated net sales...................................................  $    497,258  $   327,888  $    281,887
                                                                           ============  ===========  ============
  Income (loss) before provision (benefit) for income taxes and minority interest in income (loss):
  Europe.................................................................  $     17,361  $    14,871  $     28,056
  Canada, Mexico, Central and South America..............................          (232)         131         1,668
  Asia-Pacific...........................................................           726          864          (203)
  United States..........................................................       (28,090)     (38,495)       (1,329)
  Eliminations...........................................................          (843)      (3,193)      (13,587)
                                                                           ------------  -----------  ------------
  Consolidated income (loss) before provision (benefit) for income taxes
    and minority interest in income (loss)...............................  $    (11,078) $   (25,822) $     14,605
                                                                           ============  ===========  ============
Total assets:
  Europe.................................................................  $    421,078  $   515,203  $    364,722
  Canada, Mexico, Central and South America..............................        24,927       26,174        12,786
  Asia-Pacific...........................................................        21,493       14,341        14,095
  United States..........................................................       424,741      263,101        42,432
  Eliminations...........................................................      (457,506)    (334,295)     (211,827)
                                                                           ------------  -----------  ------------
Consolidated total assets................................................  $    434,733  $   484,524  $    222,208
                                                                           ============  ===========  ============

CUSTOMERS

The Company sells its products to a broad base of over 5,000 customers worldwide. The largest group of users of the Company's products are communications equipment manufacturers, public network operators and information service departments of corporations and government entities. The Company's customers include (1) global communications equipment manufacturers such as Alcatel, Cisco Systems, Ericsson, IBM, Lucent Technologies, Motorola, Nortel, NCR and Siemens, (2) communications service providers such as AT&T, TCI, Deutsche Telekom, France Telecom, Embratel, China Telecom and Time Warner Cable and (3) the information service departments of corporations and governmental entities such as Boeing, DaimlerChrysler and the U.S. Navy.

For fiscal 1999, no one customer accounted for more than 5% of the Company's sales, and the top ten customers, each of which is a global company with global affiliates, represented approximately 18% of the Company's sales.

SALES AND MARKETING

The Company sells its products through (1) its global sales and service organization of approximately 850 employees in over 30 countries and (2) a global network of over 250 distributors, resellers and independent representatives, which together provide the Company with a sales and service presence in over 85 countries. The Company has design and manufacturing capabilities through 11 major facilities located in the United States, Germany, France, the United Kingdom, Switzerland and Brazil.

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

The Company markets its products through advertisements, direct mail, seminars, the Internet, participation in trade shows and the publication of quarterly newsletters for customers highlighting the Company's products and describing industry trends. The Company engages in worldwide marketing activities, and tailors its marketing message to meet the distinct needs of region and culture. The Company believes its products have developed high visibility, including favorable recognition in several significant trade publications.

PRODUCT DEVELOPMENT

The Company seeks to develop and introduce products that are responsive to market needs on a timely basis. The Company designs products for global markets and often deploys market research and product definition teams worldwide to meet and work with major customers in order to determine and address their needs. The Company invested $71.4 in fiscal 1999 in research and development activities. As of September 30, 1999, the Company had approximately 530 research and development employees, many of whom have advanced degrees in electrical engineering, computer engineering or computer science. The Company has made a significant effort in recent years to supplement its engineering staff with engineers skilled in key technology areas, as well as emerging technology areas such as digital communications and advanced signal processing. The Company also makes selective use of outside technical consulting companies to supplement internal capabilities.

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

BACKLOG

As of September 30, 1999 and 1998, the Company had a firm order backlog of $89.2 million and $76.9 million. Backlog reflects firm customer orders for products and services, a majority of which is scheduled for shipment within 12 months. The level of backlog at any particular time is not necessarily indicative of future operating performance of the Company. Delivery schedules may be extended, and orders may be cancelled at any time; subject to certain cancellation penalties.

COMPETITION

The Company operates in markets that are highly competitive, and the Company expects that competition will increase in the future. Some of the industries in which the Company operates are characterized by rapid technological advances and emerging industry standards. Failure to keep pace with technological advances would adversely affect the Company's competitive position and results of operations. The Company competes primarily on the basis of technology, performance, price, brand identity, quality, reliability, distribution and customer service and support. To remain competitive, the Company must continue to develop new products, periodically enhance its existing products and compete effectively in the areas described above. Although the Company believes its products are competitive in each of these areas, there can be no assurance that existing or future competitors, some of which have greater financial resources than the Company, will not introduce comparable or superior products incorporating more advanced technology at lower prices.

The Company's competitors are numerous, ranging from some of the world's largest corporations to many relatively small and highly specialized firms. The Company believes that Agilent Technologies (formerly a part of Hewlett Packard) is the only company other than the Company that offers a comprehensive communications test product line with global sales coverage. Major competitors which compete in individual product markets or geographic areas include Anritsu, Dynatech Microtest, Network Associates, Rohde & Schwarz, IFR Systems, GN Nettest and Tektronix. Some of these competitors have more extensive engineering, manufacturing and marketing capabilities and substantially greater financial, technological and personnel resources than the Company.

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

EMPLOYEES

As of September 30, 1999, the Company employed approximately 2,700 people, of which approximately 530 were engaged in product development activities, 650 in manufacturing operations and quality control, 310 in marketing, 850 in sales and service, and the remainder in management and administrative capacities. Most of the Company's employees are highly skilled and the Company's continued success will depend in part upon its ability to attract and retain highly skilled employees. Certain of the Company's employees in Europe are members of standard unions. The Company believes its relationship with its employees is good.

ITEM 2. PROPERTIES

The information included below reflects the Company's current operating and administrative facilities:

                                                                                                             LEASE
LOCATION                            FACILITY TYPE/USE                       SIZE OF FACILITY      TITLE     EXPIRATION
---------------------      ------------------------------------------       ----------------      -----     ----------
Eningen, Germany           Corporate offices; German sales/service           779,000 sq. ft.      Owned         N/A
                           headquarters; design, manufacturing and
                           marketing for Telecom Networks transport
                           products and certain Wireless test products

Research Triangle          Corporate offices; US sales/service                50,800 sq. ft.      Leased      9/30/2005
Park, North Carolina       headquarters; design, manufacturing and            93,100 sq. ft.      Leased      9/30/2010
                           marketing for Enterprise Networks products (1)

Indianapolis, Indiana      Design, manufacturing and marketing for           206,000 sq. ft. (2)  Leased     10/21/2014
                           Multimedia and certain Wireless
                           products; manufacturing for certain Enterprise
                           Networks products

Plymouth, United           Design, manufacturing and marketing for            86,400 sq. ft.      Owned         N/A
Kingdom                    Telecom Networks local loop products

San Diego, California      U.S. distribution center for Test Tools;           70,000 sq. ft.      Leased      6/30/2006
                           design and marketing for Enterprise
                           Networks LAN cable products and certain
                           Multimedia products (3)

Munich, Germany            Design, final assembly and marketing for           51,000 sq. ft.      Leased     12/31/2001
                           certain Wireless products

Norwich, United            Design, manufacturing and marketing for            40,000 sq. ft.      Owned         N/A
Kingdom                    Precision Measurement Instruments;                 3.2 acres-land      Leased      3/17/2103
                           European distribution center for Test Tools

Sao Paulo, Brazil          Manufacturing and design for the Brazilian         32,400 sq. ft.      Owned         N/A
                           market, service

St. Etienne, France        Design, final assembly and marketing for           23,400 sq. ft.      Leased      9/30/2005
                           Telecom Networks fiber optics products

Rennes, France             Design and marketing for Multimedia digital        16,200 sq. ft.      Owned         N/A
                           video and Telecom Network ISDN products

Zurich, Switzerland        Design and marketing for Telecom Networks          15,700 sq. ft.      Leased      9/30/2000
                           switching products

Milan, Italy               Sales/Service office                               11,200 sq. ft.      Owned         N/A

Baden, Austria             Sales/Service office                               10,800 sq. ft.      Owned         N/A

Bern, Switzerland          Sales/Service office                                9,800 sq. ft.      Owned         N/A

Scarborough, Ontario,      Sales/Service office                                8,200 sq. ft.      Owned         N/A
Canada

Buenos Aires,              Sales/Service office                                3,400 sq. ft.      Owned         N/A
Argentina


                       (SEE NOTES ON THE FOLLOWING PAGE)

------------------
Notes:

(1) The Company leases this facility from a partnership owned by the Goltermann family. The Company has a right of first refusal to purchase this property in the event the lessor proposes to sell it during the initial or any renewal term.

(2) 120,739 sq. ft. of this facility are subleased to unrelated parties through October 31, 2004.

(3) The Company leases this facility from a company controlled by Terence J. Gooding, Co-Chairman of the Company.

The Company also leases sales/service offices in 33 countries: Argentina, Australia, Austria, Brazil (two small offices are owned), Canada, China, Colombia, France, Germany, Guatemala, Hungary, India, Indonesia, Italy, Japan, Malaysia, Mexico, Netherlands, New Zealand, Pakistan, Philippines, Poland, Russia, Singapore, Slovakia, South Korea, Spain, Sweden (own building on leasehold), Switzerland, Turkey, United Kingdom, United States and Venezuela.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of its business, the Company from time to time is subjected to legal claims. The Company does not believe that the likely outcome of any such known claims or related lawsuits would have a material adverse effect on the Company's results of operations, financial condition, cash flows or its ability to develop new products.

The Company hired a new chief financial officer as of October 1, 1999 and terminated his employment on December 14, 1999. The individual has disputed the basis for his termination and is claiming that he is entitled to his compensation for the remainder of the two year term of his employment contract. The Company does not believe the magnitude of this dispute is material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

There is no established market for the Company's common stock. The Company currently has no restrictions on the payment of dividends. Dividends of $3.6 million were paid during fiscal year ended September 30, 1998. No dividends were paid during the fiscal year ended September 30, 1999 and the Company does not plan to pay any dividends in the foreseeable future.

As of December 20, 1999, there were approximately 40 holders of record.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company included in Item 8 herein and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein. Although WG became a subsidiary of Wavetek, the Exchange Transaction was treated, for accounting and reporting purposes, as a purchase of Wavetek by WG. Accordingly, the selected consolidated financial data of the Company as of any date or for any period prior to September 30, 1998, are the historical consolidated selected financial data of WG.

                                                                          YEARS ENDED SEPTEMBER 30,
                                                            -----------------------------------------------------
                                                              1999       1998       1997       1996       1995
                                                            ---------  ---------  ---------  ---------  ---------
                                                                           (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales.................................................  $ 497,258  $ 327,888  $ 281,887  $ 242,984  $ 227,455
Cost of goods sold........................................    204,733    130,863    113,812     98,466     92,336
                                                            ---------  ---------  ---------  ---------  ---------
Gross margin..............................................    292,525    197,025    168,075    144,518    135,119
Operating expenses:
  Marketing and selling...................................    146,387     95,338     82,687     68,938     70,815
  Research and development................................     71,439     47,730     37,322     34,528     37,044
  General and administrative..............................     42,074     24,837     24,263     27,003     27,287
  Amortization of intangible assets.......................     19,967      1,182      1,346         --         --
  Acquired in-process research and development (1)........         --     32,925      1,743        362         --
  Provisions for restructuring operations and other non-
    recurring charges (2).................................      2,379      9,369         --         --      6,855
                                                            ---------  ---------  ---------  ---------  ---------
                                                              282,246    211,381    147,361    130,831    142,001
                                                            ---------  ---------  ---------  ---------  ---------
Operating income (loss)...................................     10,279    (14,356)    20,714     13,687     (6,882)
Other (income) expense, net:
  Interest income.........................................       (677)      (977)    (1,610)    (1,172)    (1,332)
  Interest expense........................................     20,965      7,629      8,509      9,340     10,591
  Other, net..............................................      1,069      4,814       (790)      (861)       602
                                                            ---------  ---------  ---------  ---------  ---------
    Other (income) expense, net...........................     21,357     11,466      6,109      7,307      9,861
                                                            ---------  ---------  ---------  ---------  ---------
Income (loss) before provision (benefit) for income
  taxes...................................................    (11,078)   (25,822)    14,605      6,380    (16,743)
Provision (benefit) for income taxes......................     (3,082)     6,541      7,362       (250)   (10,667)
Minority interest in income (loss)........................         --     (5,096)       185      2,273        536
                                                            ---------  ---------  ---------  ---------  ---------
Net income (loss).........................................  $  (7,996) $ (27,267) $   7,058  $   4,357  $  (6,612)
                                                            =========  =========  =========  =========  =========

Basic and diluted earnings (loss) per share...............  $   (0.61) $   (3.28) $    0.85  $    0.52  $   (0.79)

OTHER FINANCIAL DATA:
EBITDA (3)................................................  $  50,826  $  38,152  $  32,161  $  23,366  $   9,288
Depreciation and amortization expenses....................     35,468     10,214      9,704      9,317      9,315
EBITDA as a percentage of sales...........................       10.2%      11.6%      11.4%       9.6%       4.1%
Ratio of earnings to fixed charges (4)....................        0.5x      (1.7)x      2.5x       1.6x      (0.2)x

BALANCE SHEET DATA (5):
Cash and cash equivalents (6).............................  $  17,089  $   6,635  $   9,400  $  14,416  $   8,857
Total assets..............................................    434,733    484,524    222,208    235,935    232,395
Total debt (7)............................................    262,516    248,328     93,901    116,232    123,540
Stockholders' equity......................................     17,937     25,414     18,607      9,408      2,225
Dividends paid (8)........................................         --      3,593      1,987         --         --
Dividends paid per share..................................         --       0.43       0.24         --         --

                         (SEE NOTES ON FOLLOWING PAGE)

------------------------
Notes:

(1) In connection with the Exchange Transaction and its acquisitions of Wandel & Goltermann Technologies, Inc. ("WGTI"), Switching Test Solutions AG, Tinwald Networking Technologies Inc., and Network Intelligence, Inc., the Company recorded acquired in-process research and development of $32.9 million in fiscal 1998, $1.7 million in fiscal 1997 and $0.4 million in fiscal 1996.

(2) In fiscal 1999, the Company implemented a restructuring program to reduce expenses and recorded provisions for restructuring of $2.4 million, primarily for severance costs. In connection with the Exchange Transaction, the acquisition of WGTI and related restructuring activities, the Company recorded provisions for restructuring operations and other non-recurring charges of $9.4 million in fiscal 1998. In fiscal 1995, the Company initiated activities to restructure certain German and U.S. manufacturing, research and development and marketing activities in order to reduce the level of expenses in relation to net sales. As a result, the Company recorded provisions for restructuring of $6.9 million in fiscal 1995, primarily for employee severance and inventory write-offs. These restructuring activities were completed during fiscal 1996.

(3) EBITDA, as defined in the Indenture related to the Company's 10.125% Senior Subordinated Notes due June 15, 2007 (the "Indenture"), is operating income plus depreciation and amortization expense, acquired in-process research and development and provisions for restructuring operations and other non-recurring charges. While EBITDA should not be construed as a substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows, the Company has included EBITDA because it may be viewed as an indicator of compliance with certain covenants in the Indenture and is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a Company's ability to service debt. EBITDA, as presented by the Company herein, may not be comparable to similarly titled measures reported by other companies. In addition, the amount reported by the Company as EBITDA may not be fully available for management's discretionary use due to the Company's needs to conserve funds for debt service, capital expenditures and other commitments.

(4) For purposes of computing this ratio, earnings consist of income (loss) before provision (benefit) for income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of the rent expense from operating leases, which management believes is a reasonable approximation of the interest factor of the rent.

(5) The consolidated balance sheet data of the Company as of September 30, 1998 reflects the Exchange Transaction.

(6) Cash and cash equivalents includes short-term investments, which are comprised primarily of investment grade commercial paper, U.S. Treasury securities and guaranteed obligations of the U.S. government or its agencies with original maturities of less than 90 days. In fiscal 1998, cash and cash equivalents was reduced by $28.9 million, received on September 30, 1998, for the purpose of repaying in full on October 2, 1998, the debt outstanding under the Wavetek New Credit Agreement. This was an agreement with a group of five lending banks (the "Lenders") including DLJ Capital Funding, Inc., as Syndication Agent and Fleet National Bank as Administrative Agent (the "New Credit Agreement"), which was also acquired through the Exchange Transaction.

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

(8) Dividends in fiscal 1998 were comprised of cash dividends paid of $2.0 million, a decrease in notes receivable from related parties of $0.7 million, and an increase in long-term obligations to related parties of $0.9 million. Dividends in fiscal 1997 were comprised of cash dividends paid of $1.2 million, a decrease in notes receivable from related parties of $0.4 million, and an increase in long-term obligations to related parties of $0.4 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements included in Item 8 herein.

OVERVIEW

On September 30, 1998, Wavetek and WG consummated the Exchange Transaction whereby the stockholders of WG became stockholders of Wavetek, and WG became a subsidiary of Wavetek. Following the Exchange Transaction, Wavetek was renamed Wavetek Wandel Goltermann, Inc. Although WG became a subsidiary of Wavetek, the Exchange Transaction was treated, for accounting and financial reporting purposes, as a purchase of Wavetek by WG. Accordingly, the consolidated financial statements of the Company and the results of operations of the Company as of any date or for any period prior to September 30, 1998, are the historical consolidated financial statements of WG. The consolidated balance sheets of the Company as of September 30, 1999 and 1998 reflect the Exchange Transaction and the related purchase accounting adjustments. The Company's net sales, cost of goods sold, gross margin, operating expenses and interest expense have increased significantly in fiscal 1999 as a result of the Exchange Transaction. The Company's operating expenses also have increased as a result of Wavetek's acquisition of Digital Transport Systems Inc., effective September 30, 1998. In the following discussion, all references to "pro forma" financial information mean the combined historical results of operations of Wavetek and WG for the period indicated, as if the Exchange Transaction had been consummated as of October 1, 1997.

GENERAL

The Company is a leading global designer, manufacturer and marketer of a broad range of communications test instruments used to develop, manufacture, install and maintain communications networks and equipment. The Company conducts its communications test business, which addresses most sectors of the communications test market, in four product areas: (1) Telecom Networks (traditional voice/data transmissions and new multi-service networks), (2) Enterprise Networks (local and wide-area network infrastructures), (3) Multimedia (cable television and digital video broadcast) and (4) Wireless (mobile telephony and data). These products provide comprehensive testing solutions to a wide range of end users. The Company's high-end instruments are used during the product development phase to stress test product functionality and performance. Other products are used during the production process to verify conformance to manufacturing specifications, while the Company's enhanced portable field service tools enable field technicians to quickly install, repair and maintain complex network infrastructure as well as validate service levels. The Company also provides distributed remote test systems to many of its service provider customers, which allow such customers to more efficiently utilize their network engineers to monitor and test service levels, and designs, manufactures and sells precision measurement instruments and general-purpose handheld test tools. In addition, the Company provides repair, upgrade and calibration services, as well as value-added professional services such as consulting, training and rental services on a worldwide basis.

The Company's operating expenses are substantially impacted by marketing and selling activities as well as by research and development activities. Marketing and selling expenses are primarily driven by: (1) sales volume, with respect to sales force expenses and commission expenses; (2) the extent of market research activities for new product design efforts; (3) advertising and trade show activities and (4) the number of new products launched in the period. In recent periods, the Company has increased its spending on research and development activities primarily to accelerate the timing of new product introductions. General and administrative expenses primarily include costs associated with the Company's administrative employees, facilities and functions. The Company incurs expenses in foreign countries primarily in the functional currencies of such locations. As a result of the Company's substantial international operations, the United States dollar amount of its expenses is impacted by changes in foreign currency exchange rates. The Company's ability to maintain and grow its sales depends on a variety of factors including its ability to maintain its competitive position in areas such as technology, performance, price, brand identity, quality, reliability, distribution and customer service and support, and its ability to continue to introduce new products that respond to technological change and market demand in a timely manner.

RESULTS OF OPERATIONS

The following table sets forth selected financial information as a percentage of net sales for the periods indicated:

                                                 YEARS ENDED SEPTEMBER 30,
                                              -------------------------------
                                                1999       1998       1997
                                              ---------  ---------  ---------
Net sales...................................  100.0%      100.0%     100.0%
Cost of goods sold..........................   41.2        39.9       40.4
                                              -----       -----      -----
  Gross margin..............................   58.8        60.1       59.6
Operating expenses..........................   56.7        64.5       52.3
                                              -----       -----      -----
  Operating income (loss)...................    2.1        (4.4)       7.3
Other (income) expense, net.................    4.3         3.5        2.2
Provision (benefit) for income taxes........   (0.6)        2.0        2.6
Minority interest in income (loss)..........     --        (1.6)        --
                                              -----       -----      -----
Net income (loss)...........................   (1.6)%      (8.3)%      2.5%
                                              =====       =====      =====

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1998

NET SALES. Net sales in fiscal 1999 increased $169.4 million, or 51.7%, to $497.3 million from $327.9 million in the comparable fiscal 1998 period. This reflects an increase primarily due to the addition of sales from Wavetek following the Exchange Transaction. As a result, there was an increase in sales in all geographical areas, including an increase of $55.0 million, or 31.2% in European sales and an increase of $80.1 million, or 213.7% in sales to customers in the United States. Sales to international customers increased $89.3 million, or 30.7%, to $379.7 million and sales to customers in the United States increased $80.1 million, or 213.7%, to $117.6 million. The Company's sales to customers outside the United States decreased to 76.4% of total sales in fiscal 1999 from 88.6% in the comparable fiscal 1998 period. Changes in certain foreign exchange rates had a $12 million or 2.4% unfavorable impact on the United States dollar equivalent of the Company's sales denominated in foreign currencies during fiscal 1999. Sales of the Company's communications test products in fiscal 1999 increased $149.5 million, or 46.9%, from the comparable fiscal 1998 period to $468.2 million also primarily due to the addition of sales from Wavetek following the Exchange Transaction. Sales for the year for Other Test products increased $20.0 million, or 222.2%, from the comparable fiscal 1998 period to $29.0 million.

The Company's net sales in fiscal 1999 increased $27.6 million, or 5.9%, to $497.3 million from pro forma net sales of $469.7 million in the comparable fiscal 1998 period. Sales of Communication Test products on a pro forma basis increased by $35.9 million. Sales increased primarily in the Cable TV, Optical Fiber and Switching Test product lines. The increase in CATV occurred primarily in the U.S. market as a result of strong infrastructure investment by CATV operators. The increase in Optical Fiber and Switching test equipment can be attributed to new product introductions, such as the MTS 5000 Series OTDR and the SS7 switching tester for mobile operators. The increases were offset by Local Loop and Transport test products due to decreased sales of primarily older products. Sales of the ANT-20 remained high due to the introduction of new software and hardware options, and although sales decreased because to the timing of shipments, orders remained stable. Sales of Other Test products on a pro forma basis decreased by $8.2 million.

GROSS MARGIN. The Company's gross margin in fiscal 1999 increased $95.5 million, or 48.5%, to $292.5 million from $197.0 million in the comparable fiscal 1998 period due to the added gross margin on the Wavetek sales following the Exchange Transaction. Gross margin for Communication Test products, on a pro forma basis, marginally decreased from 60.0% to 58.5%. The decrease in the gross margin percentage during fiscal 1999 resulted primarily from increased price competition in certain markets in which the Company sells and from the impact of the change in the mix of products sold. Gross margin in fiscal 1999 was also impacted by a one-time increase in cost of goods sold resulting from the adjustment of inventories to fair value in connection with the Exchange Transaction. Changes in foreign exchange rates had a small unfavorable impact on the United States dollar equivalent of gross margins related to international sales denominated in foreign currencies in fiscal 1999. On a pro forma basis, the gross margin for Other Test products increased from 46.2% in fiscal 1998 to 64.5% in fiscal 1999, primarily due to an increased gross margin in precision measurement and EMF products.

OPERATING EXPENSES. Operating expenses in fiscal 1999 increased $70.9 million, or 33.5%, to $282.2 million from $211.4 million in the comparable fiscal 1998 period due primarily to the addition of expenses from Wavetek following the Exchange Transaction. In addition, the increase is also attributable to $2.4 million restructuring and non-recurring costs primarily related to the reorganization of the sales organizations in South America and Europe. Operating expenses as a percentage of sales decreased to 56.7% in fiscal 1999 from 64.5% in the comparable fiscal 1998 period. Marketing and selling expenses increased $51.1 million, or 53.6%, to $146.4 million (29.4% of sales) in fiscal 1999 from $95.3 million (29.1% of sales) in the comparable fiscal 1998 period due primarily to the addition of marketing and selling expenses from Wavetek following the Exchange Transaction. On a pro forma basis, marketing and selling expenses increased from 27.1% to 29.4% of sales. Increases resulted from strategic investments in the sales organization, such as the establishment of a marketing development organization, the development of indirect sales channels and increased technical support for the systems business. In addition, Wavetek invested in the establishment of a business development organization for their specific operations. Spending for research and development activities increased $23.7 million, or 49.7%, to $71.4 million (14.4% of sales) in fiscal 1999 from $47.7 million (14.6% of sales) in the comparable fiscal 1998 period due primarily to the addition of research and development expenses from Wavetek following the Exchange Transaction and from the acquisition of Digital Transport Systems, Inc., effective September 30, 1998. On a pro forma basis, research and development expenses increased from $64.7 million in fiscal 1998 to $71.4 million in fiscal 1999. The Company increased research and development spending in order to accelerate the timing and number of new product introductions, primarily in the areas of Transport, Local Loop and Switching products. General and administrative expenses increased $17.3 million, or 69.8%, to $42.1 million (8.5% of sales) in fiscal 1999 from $24.8 million (7.6 % of sales) in the comparable fiscal 1998 period due to the addition of general and administrative expenses from Wavetek following the Exchange Transaction and from the acquisition of Digital Transport Systems, Inc., effective September 30, 1998. On a pro forma basis, general and administrative expenses increased from $40.3 million in fiscal 1998 to $42.1 in fiscal 1999. This increase was attributed to certain retention expenses and other acquisition compensation expenses related to the Exchange Transaction. In addition, during fiscal 1999 the Company increased its general and administrative spending related to its management information systems and certain other fixed administrative costs. Operating expenses for fiscal 1999 also reflect an increase in amortization of intangible assets of $18.8 million, due primarily to the Exchange Transaction. In addition, expenses for acquired in-process research and development and provisions for non-recurring charges aggregating $42.3 million in fiscal 1998 that arose in relation to the Exchange Transaction, were lower by $39.9 million in fiscal 1999. Changes in foreign exchange rates had a small favorable impact on the United States dollar equivalent of operating expenses denominated in foreign currencies in fiscal 1999.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net, in fiscal 1999 increased by $9.9 million over the comparable fiscal 1998 period to $21.4 million. The increase was primarily due to an increase in the Company's net interest expense to $20.3 million during fiscal 1999 from $6.7 million in the comparable fiscal 1998 period, reflecting the addition of Wavetek's interest expense because of the Exchange Transaction. On a pro forma basis, net interest expense increased $1.7 million from fiscal 1998 to fiscal 1999 due to an increase in the Company's outstanding debt. Additionally, on a pro forma basis, other net expenses decreased by $4.1 million, primarily due to lower foreign currency exchange losses in fiscal 1999 as compared to fiscal 1998.

PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate takes into account the expected annual mix of income and related tax rates by taxing jurisdictions. Such effective rate also reflects the non-deductibility of the amortization expense related to certain intangible assets and other expenses related to the Exchange Transaction and other acquisitions that occurred during fiscal 1998. The Company's effective tax rate of 27.8% (as compared to the statutory tax rate of 35%) in fiscal 1999, or a benefit of $3.1 million, is due to the recognition of tax loss carryforward benefits of $2.2 million related to the write-down of stock, the amortization of non-deductible goodwill for tax purposes of $3.2 million, and foreign and state tax rate differentials. In fiscal 1998, although the Company incurred a loss before income taxes and minority interest of $25.8 million, the Company recorded a provision for income taxes of $6.5 million since $32.9 million of the pre-tax loss was related to write-offs of acquired in-process research and development, which is not deductible for income tax purposes. Additionally, in fiscal 1998 the Company recorded certain valuation allowances against certain credits for income taxes which would otherwise have reduced the Company's provision for income taxes.

MINORITY INTEREST IN INCOME (LOSS). There was no loss from minority interest in fiscal 1999 due to the purchase of the portion of the shares of WGTI in September 1998 that was not previously owned by WG. Loss from minority interest in WGTI was $5.1 million in fiscal 1998 as a result of losses related to the portion of WGTI that was not owned by WG for the majority of fiscal 1998.

NET INCOME (LOSS). As a result of the above factors, the net loss was $8.0 million in fiscal 1999 as compared to a net loss of $27.3 million in the comparable fiscal 1998 period. On a comparative basis, the net loss was $8.0 million in fiscal 1999 compared to a pro forma loss of $35.6 million in fiscal 1998.

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997

NET SALES. Net sales in fiscal 1998 increased $46.0 million, or 16.3%, to $327.9 million from $281.9 million in fiscal 1997. This reflects an increase in sales in all geographic areas, including an increase of $28.4 million, or 19.2%, in European sales and an increase of $7.0 million, or 22.8%, in sales to customers in the United States. Changes in certain foreign exchange rates during fiscal 1998 had the effect of reducing the U.S. dollar equivalent of the Company's foreign currency sales by $19.3 million from the U.S. dollar equivalent amount that would have been reported if the average exchange rates in effect for fiscal 1997 had remained in effect for fiscal 1998. Sales of the Company's communications test products increased $44.7 million, or 16.4%, from fiscal 1997 primarily due to the acquisition of Switching Test Solutions AG ('STS'), increased revenues from sales of the Company's ANT-20 product and continued growth in the markets for the Company's products.

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

OTHER (INCOME) EXPENSE, NET. Other non-operating expense, net, in fiscal 1998 increased by $5.4 million over fiscal 1997 to $11.5 million. The increase was primarily due to foreign currency losses recognized on certain forward exchange contracts as the U.S. dollar weakened significantly against the German Deutsche mark during fiscal 1998. Interest expense decreased to $7.6 million in fiscal 1998 compared to $8.5 million in fiscal 1997 reflecting lower average outstanding debt balances. Interest income decreased to $1.0 million in 1998 from $1.6 million in fiscal 1997 reflecting lower average cash balances for the year.

PROVISION (BENEFIT) FOR INCOME TAXES. In fiscal 1998, although the Company incurred a loss before income taxes and minority interest of $25.8 million, the Company recorded a provision for income taxes of $6.5 million since $32.9 million of the pre-tax loss was related to write-offs of acquired in-process research and development, which is not deductible for income tax purposes. Additionally, in fiscal 1998 the Company recorded certain valuation allowances against certain credits for income taxes which would otherwise have reduced the Company's provision for income taxes. In fiscal 1997, the Company recorded a provision for income taxes of $7.4 million, or 50.4%, of income before provision for income taxes and minority interest.

MINORITY INTEREST IN INCOME (LOSS). Loss from minority interest in WGTI was $5.1 million in fiscal 1998 compared to income of $0.2 million in fiscal 1997. In September 1998, the portion of WGTI that was not previously owned by WG was purchased by WG. In fiscal 1998, prior to the acquisition of the minority interest, WGTI incurred losses which resulted in a loss from minority interest for the portion of WGTI that was not owned by WG for the majority of fiscal 1998.

NET INCOME (LOSS). As a result of the above factors, net loss was $27.3 million in fiscal 1998 as compared to net income of $7.1 million in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents at September 30, 1999 of $17.1 million.

The Company's cash provided by operating activities of $5.3 million in fiscal 1999 included a net loss of $8.0 million, increased by non-cash charges of $35.5 million in depreciation and amortization expense and $2.4 million in accrued restructuring and other non-recurring charges, and decreased by $12.4 million in deferred income taxes. In addition, the changes in operating assets and liabilities between fiscal 1999 and fiscal 1998 produced a negative cash flow of $12.1 million. This was primarily due to a substantial increase in receivables during the last quarter of fiscal 1999 because of the increase in revenue during this quarter and a decrease in accounts payable and accrued expenses, only partly compensated by positive cash flow from reduced inventory levels.

The Company's net cash used in investing activities was $14.8 million in fiscal 1999, which included $16.8 million in capital expenditures and was offset by proceeds from the sale of property, plant and equipment of $2.0 million. On a pro forma basis, capital expenditures increased by $0.8 million from fiscal 1998 to fiscal 1999 which was primarily due to the introduction of new information technology equipment and the refurbishment of the Company's facility in Eningen, Germany.

The Company's net cash used in financing activities was $6.6 million in fiscal 1999, of which $5.9 million was the net effect of payments on borrowings of $218.7 million and new borrowings of $212.7 million under the Bank Pooling Agreement, the New Credit Agreement and the Credit Facility, as defined in Note 5 of the Notes to Consolidated Financial Statements.

The Company invests its excess cash in highly liquid money market funds, U.S. Treasury obligations and investment grade commercial paper. In recent years, the Company has funded its business through operating cash flow, has not relied on sales of equity to provide cash and has used short--term debt primarily for cash management purposes. The Company had borrowings outstanding of $166.8 million at September 30, 1999, including amounts borrowed for working capital requirements, of which $17.5 million was classified as short-term. The Company also has contingent obligations outstanding totaling approximately $7.4 million in the form of letters of credit and bank guarantees. The Company's total credit lines provide for total availability of $200.0 million. At September 30, 1999, the Company had approximately $33.2 million available under these facilities.

The Company believes that its cash and cash equivalents of $17.1 million, cash flow from operations, as well as the remaining borrowings under its existing credit agreements and the Credit Facility will be sufficient to fund the Company's debt service obligations and working capital requirements, as well as implement the Company's growth strategy over the next twelve months.

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

The Indenture under which the Company's 10.125% Senior Subordinated Notes, due June 15, 2007, were issued permits the Company and its subsidiaries to make investments in, and intercompany loans to, its foreign subsidiaries. Payments to the Company or its other subsidiaries by such foreign subsidiaries, including the payment of dividends, redemption of capital stock or repayment of such intercompany loans, may be restricted by the credit agreements of the foreign subsidiaries.

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and a new common currency (the "EURO"). The participating countries have adopted the EURO as their common legal currency on that date. The Company is assessing the potential impact from the EURO conversion in a number of areas, including the competitive impact of cross--border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country--by--country basis, and the impact on currency exchange costs and currency exchange rate risk. At this stage of its assessment, the Company believes most of the impact has been absorbed in the Company's pricing and currency policies.

PERIODIC FLUCTUATIONS

The Company's fiscal 1999 net sales occurred in the following percentages in each of the last four quarters: 25% for the quarter ended December 31, 1998, 23% for the quarter ended March 31, 1999, 23% for the quarter ended June 30, 1999 and 29% for the quarter ended September 30, 1999. A variety of factors may cause period--to--period fluctuations in the operating results of the Company. Such factors include, but are not limited to, product mix, European summer holidays and other seasonal influences, competitive pricing pressures, materials costs, currency fluctuations, revenues and expenses related to new products and enhancements of existing products, as well as delays in customer purchases in anticipation of the introduction of new products or product enhancements by the Company or its competitors. The majority of the Company's revenues in each quarter results from orders received in that quarter. As a result, the Company establishes its production, inventory and operating expenditure levels based on anticipated revenue levels. Thus, if sales do not occur when expected, expenditure levels could be disproportionately high and operating results for that quarter, and potentially future quarters, would be adversely affected.

RESTRUCTURING OF OPERATIONS AND SUBSIDIARIES

To improve the Company's competitive position in the marketplace, the Company implemented a restructuring program in fiscal 1999 to reduce costs and streamline operations. During fiscal 1999, the Company recorded approximately $2.4 million in restructuring charges. The Company expects to continue its restructuring program, and incur additional restructuring charges during fiscal 2000.

IMPACT OF YEAR 2000

Many computer programs and applications define the applicable year using two digits rather than four in order to save memory and enhance the speed of repeated date-based calculations. The "Year 2000 Issue" refers to the inability of these computer programs on and after January 1, 2000 to recognize that "00" refers to "2000" rather than "1900." The term "Year 2000-compliant" means a computer or a computer system that has been designed or modified to recognize dates on and after January 1, 2000. Many of the Company's computer programs that have time-sensitive software may not be Year 2000-compliant. If the Company's systems are not Year 2000-compliant, they could malfunction or fail altogether, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

WG and Wavetek, prior to the Exchange Transaction, independently addressed the issues involved in the Year 2000 Issue. The Company determined that it was required to modify or replace significant portions of its hardware and software so that those systems would properly utilize dates beyond December 31, 1999. The Company has modified or replaced existing hardware and software to mitigate the Year 2000 Issue. Management believes there will be no material impact on the operations of the Company.

THE COMPANY'S STATE OF READINESS - The Company established programs to coordinate its year 2000 ("Y2K") compliance efforts across all business functions and geographic areas. Starting in 1995, both WG and Wavetek began to evaluate their internal business and information systems for Year 2000 compliance. The scope of the programs included addressing the risks associated with the Company's (i) information technology (IT) systems (including the Company's products and services), (ii) non-IT systems that include embedded technology (e.g., equipment and other infrastructure), (iii) products, and (iv) significant vendors and their Y2K readiness. The Company utilized the following steps in executing its Y2K compliance program: (1) awareness, (2) assessment, (3) remediation and renovation, (4) validation and testing, and (5) implementation.

IT SYSTEMS. The Company's most significant renovation effort involved the upgrading or replacing certain hardware, embedded chips and software programs it employs in the normal course of business, including its manufacturing, accounting applications and certain other administrative hardware and software systems. The Company believes it has completed its validation, testing and implementation for all IT Systems as of September 30, 1999 and that there will not be any material impact on the Company's ability to deliver products and services.

NON-IT SYSTEMS. The Company believes that all of its mission critical non-IT systems are Y2K compliant. The Company is performing final testing for its mission critical non-IT systems to validate the Company's compliance.

PRODUCTS - All Company products now being delivered are Year 2000 compliant. Information has also been provided to address customer inquiries concerning previously delivered products, including those no longer manufactured. Nearly all expenditures for product correction have been incurred.

SIGNIFICANT VENDORS - As part of the Company's Y2K compliance program, the Company has contacted its significant vendors to assess their Y2K readiness. For all mission critical third party software embedded in or specified for use in conjunction with the Company's IT systems and products, the Company's communications with the vendors indicates that the vendors believe they are substantially Y2K compliant. Such third party software has been tested in conjunction with the testing of the IT systems and products discussed above. There can be no assurance that (i) the Company's significant vendors will succeed in their Y2K compliance efforts, or (ii) the failure of vendors to address year 2000 compliance will not have a material adverse effect on the Company's business or results of operations.

THE COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES - Since inception of its program through September 30, 1999, the costs related to the Company's Y2K compliance efforts totaled approximately $2.0 million, substantially all of which has already been incurred, including costs associated with the implementation of certain new core information systems. Much of this expenditure would have been necessary in any case as part of the regular process of maintaining and updating systems. In some instances, the expenditures have been accelerated in order to comply with Year 2000 requirements. The total estimated costs to complete the Company's Y2K compliance effort are approximately $2.2 million.

THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES - The Company's failure to adequately resolve the Y2K risks could result in system failures, the generation of erroneous information, and other significant disruptions of business activities. Although the Company believes it will be successful in its Y2K compliance efforts, there can be no assurance that the Company's systems and products contain all necessary date code changes. In addition, the Company's operations may be at risk if its vendors and other third parties fail to adequately address the Y2K issue or if software conversions result in system incompatibilities with these third parties. To the extent that either the Company or a third-party vendor or service provider on which the Company relies does not achieve Y2K compliance, the Company's results of operations could be materially adversely affected.

Furthermore, it has been widely reported that a significant amount of litigation surrounding business interruption will arise out of Y2K issues. It is uncertain whether, or to what extent, the Company may be affected by such litigation.

THE COMPANY'S CONTINGENCY PLAN - The Company has not developed a comprehensive contingency plan to address the situation that may result if the Company or its vendors are unable to achieve Y2K compliance for its critical operations. The Company is aware of the potential risks associated with the failure to adequately resolve any Y2K disruptions that may affect future results of operations.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS - Except for statements of existing or historical facts, the foregoing discussion of Y2K consists of forward-looking statements and assumptions relating to forward-looking statements, including without limitation the statements relating to future costs, the timetable for completion of Y2K compliance efforts, potential problems relating to Y2K, the Company's state of readiness, third party representations, and the Company's plans and objectives for addressing Y2K problems. Certain factors could cause actual results to differ materially from the Company's expectations, including without limitation (i) the failure of vendors and service providers to timely achieve Y2K compliance, (ii) system incompatibilities with third parties resulting from software conversions, (iii) the Company's systems and products not containing all necessary date code changes, (iv) the failure of existing or future clients to achieve Y2K compliance, (v) potential litigation arising out of Y2K issues, the risk of which may be greater for information technology based service providers such as the Company, (vi) the failure of the Company's validation and testing phase to detect operational problems internal to the Company, in the Company's products or services or in the Company's interface with service providers, vendors or clients, whether such failure results from the technical inadequacy of the Company's validation and testing efforts, the technological infeasibility of testing certain non-IT systems, the perceived cost-benefit constraints against conducting all available testing, or the unavailability of third parties to participate in testing, or (vii) the failure to timely implement a contingency plan to the extent Y2K compliance is not achieved.

CAUTIONARY STATEMENTS

Certain of the information contained herein may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time ("the Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements expressed or implied by such forward-looking statements. The words "estimate," "believes," "project," "intend," "expect" and similar expressions when used in connection with the Company, are intended to identify forward-looking statements. Any such forward-looking statements are based on various factors and derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those on the forward-looking statements. These cautionary statements are being made pursuant to the Act, with the intention of obtaining benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those set forth below. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: (i) risks associated with leverage, including cost increases due to rising interest rates; (ii) risks associated with the possibility of the Company not meeting its debt covenant requirements, including financial covenants, in accordance with various debt agreements; (iii) risks associated with changes in domestic and/or foreign laws and regulations, including changes in tax laws, accounting standards, environmental laws, occupational, health and safety laws; (iv) risks associated with access to foreign markets together with foreign economic conditions, including currency fluctuations and trade, monetary and/or tax policies; (v) risks associated with the Company's ability to continue its strategy of increasing market share of existing business, incremental market penetration, and growth through acquisitions; (vi) the Company's ability to make effective acquisitions in the future and to successfully integrate newly acquired businesses into existing operations and the risks associated with such newly acquired businesses; (vii) uncertainty as to the effect of competition in existing and potential future lines of business; (viii) risks associated with the failure of the Company to properly address Year 2000 issues; (ix) risk associated with the failure of the Company's vendors, customers or other parties with which the Company transacts business to timely complete the remediation of computer systems to effectively process Year 2000 information; (x) effective implementation of the Company's restructuring programs; (xi) economic uncertainty in various countries throughout the world; (xii) changes in laws and regulations, including changes in tax rates, accounting standards, environmental laws, occupational, health and safety laws; (xiii) access to foreign markets together with foreign economic conditions, including currency fluctuations;
(xiv) the effect of, or changes in, general economic conditions; and (xv) the outcome of litigation, claims and assessments involving the Company. Other factors and assumptions not identified above may also be involved in the derivation of forward-looking statements, and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses financial instruments, including fixed and variable rate debt, to finance its operations. The information below summarizes the Company's market risks associated with debt obligations outstanding as of September 30, 1999. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity. Variable interest rate obligations under the Credit Facility and other revolving bank credit agreements, capital lease obligations and notes payable to related parties are not included in the table. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The actual cash flows of the instruments are denominated in U.S. dollars ("US$"), German Deutsche marks ("DM") and other currencies ("other") as indicated.


                                                         Expected Maturity Date
                                   ----------------------------------------------------------------------------------
                                     2000       2001       2002       2003       2004       Thereafter       Total
                                   --------   --------   --------   --------   --------   --------------   ----------
                                                     (US$ equivalent in thousands)
Long-term Obligations:
  Fixed Rate (US$)..............   $    685   $    633   $    585   $    541   $    500   $    85,000      $   87,944
    Average interest rate              8.2%       8.2%       8.2%       8.2%       8.2%         10.1%           10.1%
  Fixed Rate (DM)                  $  5,077   $  4,152   $  3,550   $  3,551   $  2,353   $    10,424      $   29,107
    Average interest rate.......       5.9%       5.9%       5.9%       5.9%       5.5%          5.9%            5.9%
  Fixed Rate (other)               $    362   $     97   $    100   $     70   $     74   $     2,136      $    2,839
    Average interest rate.......       9.4%       6.1%       6.2%       6.6%       6.6%          5.5%            6.1%

The carrying amounts of the Company's debt instruments approximate their fair values. At September 30, 1999, the Company had interest rate cap agreements and swap agreements in an aggregate notional amount of $10.9 million to limit its exposure on interest rate changes related to certain variable interest rate debt instruments. The carrying values of the interest rate caps and swaps approximate fair value.

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

Gains and losses on financial instruments that qualify as hedges of existing assets or liabilities or firm commitments are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.
Financial instruments which are not designated as hedges of specific assets, liabilities, firm commitments or anticipated transactions are marked to market and any resulting unrealized gains or losses are recorded in "Other (Income) Expense, net" in the accompanying consolidated statements of operations. At September 30, 1999, the Company had foreign exchange contracts outstanding in an aggregate notional amount of $18.4 million.
While it is not the Company's intention to terminate any of these contracts, the estimated fair value of these contracts indicated that termination of the forward currency exchange contracts at September 30, 1999 would have resulted in a gain of $0.1 million. Due to the volatility of currency exchange rates, these estimated results may or may not be realized.

ITEM 8.    FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF WAVETEK WANDEL GOLTERMANN, INC.

                                                                                                PAGE
Report of Independent Public Accountants...................................................      29
Consolidated Balance Sheets as of September 30, 1999 and 1998..............................      30
Consolidated Statements of Operations for each of the three years in the period ended
    September 30, 1999.....................................................................      31
Consolidated Statements of Stockholders' Equity for each of the three years in the period
    ended September 30, 1999...............................................................      32
Consolidated Statements of Cash Flows for each of the three years in the period ended
    September  30, 1999....................................................................      33
Notes to Consolidated Financial Statements.................................................      34

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Wavetek Wandel Goltermann, Inc.

       We have audited the accompanying consolidated balance sheets of Wavetek Wandel Goltermann, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wavetek Wandel Goltermann, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

                                               /S/ ARTHUR ANDERSEN LLP

Raleigh, North Carolina,
December 2, 1999.

                       WAVETEK WANDEL GOLTERMANN, INC.

                         CONSOLIDATED BALANCE SHEETS
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 17,089   $ 35,544
  Accounts receivable (less allowance for doubtful accounts
    of $4,608 in 1999 and $4,432 in 1998)...................   102,532     92,281
  Inventories...............................................    62,515     74,886
  Deferred income taxes.....................................     8,922     17,095
  Other current assets......................................    13,636     12,736
                                                              --------   --------
Total current assets........................................   204,694    232,542
Property, plant and equipment, net..........................    60,575     66,597
Intangible assets, net......................................   162,482    178,675
Other non-current assets....................................     6,982      6,710
                                                              --------   --------
Total assets................................................  $434,733   $484,524
                                                              ========   ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $ 17,510   $113,085
  Current portion of long--term obligations.................     6,202     30,222
  Current portion of long--term obligations to related
    parties.................................................    10,721     11,746
  Trade payables............................................    31,549     37,612
  Accrued compensation......................................    26,626     25,907
  Income taxes payable......................................     4,250      5,956
  Other current liabilities.................................    38,838     41,848
                                                              --------   --------
Total current liabilities...................................   135,696    266,376
Long-term obligations, net of current portion...............   228,083    121,595
Pension liabilities.........................................    35,671     35,511
Deferred income taxes.......................................     7,957     25,582
Other non-current liabilities...............................     9,389     10,046
                                                              --------   --------
Total liabilities...........................................   416,796    459,110
                                                              --------   --------
Commitments and contingencies (Notes 1, 3, 4, 5, 6, and 11)
Stockholders' equity:
  Common stock, par value $.01, 50,000 shares authorized,
    13,202 shares issued and outstanding....................       132        132
  Additional paid--in capital...............................    72,948     72,948
  Accumulated deficit.......................................   (65,641)   (57,645)
  Other comprehensive income................................    10,498      9,979
                                                              --------   --------
Total stockholders' equity..................................    17,937     25,414
                                                              --------   --------
Total liabilities and stockholders' equity..................  $434,733   $484,524
                                                              ========   ========

                See Notes to Consolidated Financial Statements.

                        WAVETEK WANDEL GOLTERMANN, INC.

                        CONSOLIDATED DBALANCE SHEETS
           (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................  $497,258   $327,888   $281,887
Cost of goods sold..........................................   204,733    130,863    113,812
                                                              --------   --------   --------
Gross margin................................................   292,525    197,025    168,075

Operating expenses:
  Marketing and selling.....................................   146,387     95,338     82,687
  Research and development..................................    71,439     47,730     37,322
  General and administrative................................    42,074     24,837     24,263
  Amortization of intangible assets.........................    19,967      1,182      1,346
  Acquired in--process research and development.............        --     32,925      1,743
  Provisions for restructuring operations and other
    non--recurring charges..................................     2,379      9,369         --
                                                              --------   --------   --------
        Total operating expenses............................   282,246    211,381    147,361
                                                              --------   --------   --------
  Operating income (loss)...................................    10,279    (14,356)    20,714
  Other (income) expense, net:
   Interest income..........................................     (677)      (977)    (1,610)
   Interest expense.........................................   20,965      7,629      8,509
   Other, net...............................................    1,069      4,814       (790)
                                                              --------   --------   --------
       Other (income) expense, net...........................   21,357     11,466      6,109
                                                              --------   --------   --------
 Income (loss) before provision (benefit) for income taxes
  and minority interest in income (loss)....................   (11,078)   (25,822)    14,605
 Provision (benefit) for income taxes........................   (3,082)     6,541      7,362
 Minority interest in income (loss)..........................        --    (5,096)       185
                                                              --------   --------   --------
 Net income (loss)........................................... $ (7,996)  $(27,267)  $  7,058
                                                              ========   ========   ========
 Basic and diluted earnings (loss) per share................. $  (0.61)  $  (3.28)  $   0.85
                                                              ========   ========   ========
 Weighted average number of shares outstanding...............   13,202      8,317      8,317
                                                              ========   ========   ========


                See Notes to Consolidated Financial Statements.

                        WAVETEK WANDEL GOLTERMANN, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999
                      (DOLLARS AND SHARES IN THOUSANDS)


                                   Common Stock       Additional                     Other           Total
                                -------------------    Paid-in     Accumulated   Comprehensive   Stockholders'
                                 Shares     Amount     Capital       Deficit        Income          Equity
                                --------   --------   ----------   -----------   -------------   -------------
Balance, September 30, 1996...    8,317      $ 83       $32,930      $(31,856)      $ 8,251         $ 9,408
  Sales of stock by
    subsidiaries..............       --        --           505            --            --             505
  Dividends...................       --        --            --        (1,987)           --          (1,987)
  Net income..................       --        --            --         7,058            --           7,058
  Foreign currency translation
    adjustments...............       --        --            --            --         3,623           3,623
                                 ------      ----       -------      --------       -------         -------
Balance, September 30, 1997...    8,317        83        33,435       (26,785)       11,874          18,607
  Sales of stock by
    subsidiaries..............       --        --           662            --            --             662
  Shares issued in connection
    with the Exchange
    Transaction with Wavetek
    Corporation...............    4,885        49        38,851            --            --          38,900
  Dividends...................       --        --            --        (3,593)           --          (3,593)
  Net loss....................       --        --            --       (27,267)           --         (27,267)
  Foreign currency translation
    adjustments...............       --        --            --            --        (1,895)         (1,895)
                                 ------      ----       -------      --------       -------         -------
Balance, September 30, 1998...   13,202       132        72,948       (57,645)        9,979          25,414
  Net loss....................       --        --            --        (7,996)           --          (7,996)
  Foreign currency translation
    adjustments...............       --        --            --            --           519             519
                                 ------      ----       -------      --------       -------         -------
Balance, September 30, 1999...   13,202      $132       $72,948      $(65,641)      $10,498         $17,937
                                 ======      ====       =======      ========       =======         =======

                See Notes to Consolidated Financial Statements.

                       WAVETEK WANDEL GOLTERMANN, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
OPERATING ACTIVITIES:
  Net income (loss).........................................  $(7,996)   $(27,267)  $ 7,058
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Minority interest in net income (loss)..................       --      (5,096)      185
    Depreciation and amortization expense...................   35,468      10,214     9,704
    Acquired in-process research and development...........        --      32,925     1,743
    Restructuring and other non-recurring charges...........    2,379       2,937        --
    Deferred income taxes...................................  (12,985)      1,978     4,600
    Changes in operating assets and liabilities, net of
      effect of purchased businesses:
      Accounts receivable...................................  (14,083)     (4,415)   (6,520)
      Inventories...........................................   16,995       2,282    (8,239)
      Other current assets..................................   (1,610)      1,876    (3,643)
      Accounts payable and accrued expenses.................  (15,024)      2,174     10,051
      Income taxes payable, net.............................   (2,342)      1,572     2,383
      Pension liabilities...................................      484       3,180       698
      Other, net............................................    3,025        (438)     (507)
                                                              -------    --------   -------
        Net cash provided by operating activities...........    4,311      21,922    17,513

INVESTING ACTIVITIES:
   Purchase of businesses, net of cash acquired of $1,363 and
    $1,312 in 1998 and 1997, respectively...................        --     (45,207)   (6,658)
   Cash acquired in connection with Exchange Transaction....        --      31,329        --
   Proceeds from sale of investments in affiliates...........       --       1,757     1,890
   Purchase of property, equipment, and intangibles..........  (16,760)    (10,416)   (9,356)
   Proceeds from sale of property, plant and equipment.......    1,977          --     3,999
   Purchase of short-term investments, available for sale...        --     (41,100)  (76,160)
   Sale of short-term investments, available for sale.......        --      41,100    76,160
   Payments received for notes receivable from related
    parties..................................................       --       6,042       740
   Increases in notes receivable from related parties........       --      (1,081)   (1,607)
                                                               -------    --------   -------
        Net cash used in investing activities................  (14,783)    (17,576)  (10,992)

FINANCING ACTIVITIES:
   Proceeds from revolving lines of credit and long-term
    obligations.............................................   212,711      56,241     1,961
   Principal payments on revolving lines of credit and
    long-term obligations...................................  (218,659)   (35,647)  (12,084)
   Cash dividends paid to stockholders......................       --      (2,043)   (1,188)
   Proceeds from long-term obligations to related parties..        --       3,364        63
   Principal payments on long-term obligations to related
    parties.................................................       --        (258)       --
   Other, net...............................................      (672)        --        --
                                                               -------    --------   -------
        Net cash provided by (used in) financing
          activities........................................    (6,620)     21,657   (11,248)
   Effect of exchange rate changes on cash and cash
    equivalents.............................................    (1,363)        141      (289)
                                                               -------    --------   -------
   Increase (decrease) in cash and cash equivalents..........  (18,455)     26,144    (5,016)
   Cash and cash equivalents at beginning of year............   35,544       9,400    14,416
                                                               -------    --------   -------
   Cash and cash equivalents at end of year..................  $17,089    $ 35,544   $ 9,400
                                                               =======    ========   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest....................................  $14,028    $  7,103   $ 8,314
                                                               =======    ========   =======
   Cash paid for income taxes, net of income tax refunds
    received................................................. $  5,444    $  2,038   $ 3,346
                                                              ========    ========   =======

                See Notes to Consolidated Financial Statements.

                      WAVETEK WANDEL GOLTERMANN, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

On September 30, 1998, Wavetek Corporation, a Delaware corporation ("Wavetek"), and Wandel & Goltermann Management Holding GmbH, a German limited liability company ("WG"), consummated an exchange transaction whereby the stockholders of WG became stockholders of Wavetek, and WG became a subsidiary of Wavetek (the "Exchange Transaction"). Following the Exchange Transaction, Wavetek was ultimately renamed Wavetek Wandel Goltermann, Inc. (the "Company"). The Exchange Transaction was accounted for as a purchase of Wavetek by WG in accordance with Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. Accordingly, the financial statements of the Company included herein as of any date or for any period prior to September 30, 1998, are the historical financial statements of WG.

The Company is a leading global designer, manufacturer and marketer of a broad range of communications test instruments used to develop, manufacture, install and maintain communications networks and equipment. The Company conducts its business in two principle business areas, communications test business and other test products. The Company conducts its communications test business, which addresses most sectors of the communications test market, in four product areas: (1) Telecom Networks (traditional voice/data transmissions and new multi-service networks), (2) Enterprise Networks (local and wide-area network infrastructures), (3) Multimedia (cable television and digital video broadcast) and (4) Wireless (mobile telephony and data). These products provide comprehensive testing solutions to a wide range of end users. The Company's high-end instruments are used during the product development phase to stress test product functionality and performance.
Other products are used during the production process to verify conformance to manufacturing specifications, while the Company's enhanced portable field service tools enable field technicians to quickly install, repair and maintain complex network infrastructure as well as validate service levels. The Company also provides distributed remote test systems to many of its service provider customers, which allow such customers to more efficiently utilize their network engineers to monitor and test service levels, and designs, manufactures and sells precision measurement instruments and general-purpose handheld test tools. In addition, the Company provides repair, upgrade and calibration services, as well as value-added professional services such as consulting, training and rental services on a worldwide basis.

The Company's operating expenses are substantially impacted by marketing and selling activities as well as by research and development activities. Marketing and selling expenses are primarily driven by: (1) sales volume, with respect to sales force expenses and commission expenses; (2) the extent of market research activities for new product design efforts; (3) advertising and trade show activities and (4) the number of new products launched in the period. In recent periods, the Company has increased its spending on research and development activities primarily to accelerate the timing of new product introductions. General and administrative expenses primarily include costs associated with the Company's administrative employees, facilities and functions. The Company incurs expenses in foreign countries primarily in the functional currencies of such locations. As a result of the Company's substantial international operations, the United States dollar amount of its expenses is impacted by changes in foreign currency exchange rates. The Company's ability to maintain and grow its sales depends on a variety of factors including its ability to maintain its competitive position in areas such as technology, performance, price, brand identity, quality, reliability, distribution and customer service and support, and its ability to continue to introduce new products that respond to technological change and market demand in a timely manner.

                      WAVETEK WANDEL GOLTERMANN, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The accompanying consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the prior years have been reclassified to conform with the current year presentation.

FOREIGN CURRENCY

The accounts of foreign subsidiaries consolidated herein have been translated from their respective functional currencies into U.S. dollars based on the current exchange rates at the end of the period for the balance sheet and an average rate for the period on the statements of operations. Cumulative translation adjustments are included as a separate component of stockholders' equity as "Other Comprehensive Income." Exchange gains and losses from foreign currency transactions are included in "Other (income) expense, net" in the accompanying consolidated statements of operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates include, among other things, assessing the collectibility of accounts receivable, the use and recoverability of inventory, costs of future product returns under warranty and provisions for contingencies expected to be incurred. Actual results could differ from those estimates.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS, AVAILABLE FOR SALE

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate their fair values. As part of the Company's cash management program, the Company invests in highly liquid investments, primarily investment grade commercial paper, U.S. Treasury Securities, guaranteed obligations of the U.S. government or its agencies, mutual funds which invest in U.S. Treasury Securities, preferred stock and municipal bonds. The interest and dividend rates on these securities are reset on a frequent basis. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, these securities are classified as "available-for-sale" securities. The Company held no available-for-sale securities as of September 30, 1999 and 1998. For purposes of financial statement presentation, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company evaluates the financial strength of the institutions in which significant investments are made and believes that related credit risk is limited to an acceptable level.

INVENTORIES

Inventories are valued at cost determined on the first-in, first-out basis, not in excess of market. Costs include direct material, labor and manufacturing overhead.

Inventories consist of the following:


                                              SEPTEMBER 30,
                                       ---------------------------
                                           1999             1998
                                       ----------         --------
                                             (IN THOUSANDS)
    Materials.......................    $13,997            $19,217
    Work-in-progress................     18,172             21,469
    Finished goods..................     30,346             34,200
                                        -------            -------
                                        $62,515            $74,886
                                        =======            =======

                      WAVETEK WANDEL GOLTERMANN, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation for financial statement purposes is computed using the straight-line method based upon the estimated useful lives of the various classes of assets which range from 3 to 50 years for buildings and improvements and from 3 to 10 years for fixtures and equipment.

Property, plant and equipment consists of the following:


                                              SEPTEMBER 30,
                                       ---------------------------
                                           1999             1998
                                       ----------         --------
                                             (IN THOUSANDS)
    Land...........................    $  4,750           $  6,073
    Building and improvements......      47,468             52,699
    Fixtures and equipment.........     104,178            107,626
                                       --------           --------
                                        156,396            166,398
    Less: accumulated depreciation
     and amortization..............     (95,821)           (99,801)
                                       --------            -------
                                       $ 60,575           $ 66,597
                                       ========           ========

INTANGIBLE ASSETS

The Company has various intangible assets which include the excess of purchase price over net tangible assets of businesses acquired (goodwill), acquired core technologies, as well as other intangible assets. All the values and lives were based on independent appraisals.

Goodwill represents the amount by which the purchase price of businesses acquired exceeds the fair market value of the net tangible and identifiable intangible assets acquired under the purchase method of accounting associated with three acquisitions: the Exchange Transaction, WGTI (See Note 3), and STS (See Note 3). Goodwill associated with these acquisitions is being amortized on a straight-line basis over fifteen (15) years for the Exchange Transaction and five (5) years for WGTI and STS.

Acquired core technologies was recorded in connection with the acquisitions of WGTI ($3.3 million) and STS ($2.6 million) as well as the Exchange Transaction ($84.1 million). The amortization period in connection with the acquisitions of WGTI and STS is five (5) years and for the Exchange Transaction is ten (10) years.

Other intangible assets include assembled work force associated with the Exchange Transaction and WGTI, deferred financing costs associated with the multi-currency and senior subordinated notes described in Note 5, and a
patent license.   These intangible assets are being amortized over five (5)
to fifteen (15) years.

                      WAVETEK WANDEL GOLTERMANN, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Intangible assets consist of the following:


                                                  SEPTEMBER 30,
                                            ---------------------------
                                               1999             1998
                                            ----------         --------
                                                (IN THOUSANDS)
    Goodwill............................     $ 71,016           $ 69,802
     Less accumulated amortization......       (7,187)              (739)
    Acquired core technologies..........       90,032             90,032
     Less accumulated amortization......      (10,277)              (660)
    Other...............................       36,648             29,537
     Less accumulated amortization......      (17,750)            (9,297)
                                            ---------          ---------
                                             $162,482           $178,675
                                            =========          =========

The Company, at each balance sheet date, evaluates the recoverability of the carrying amount of its intangible assets if circumstances suggest that it has been impaired. If this review indicates that the value of the intangible assets is not recoverable, as principally determined based on the estimated undiscounted cash flows of the entity which gave rise to the intangible asset, over the remaining amortization period, then the Company's carrying value of the intangible asset would be reduced by the estimated shortfall in cash flows.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company, at each balance sheet date, evaluates the recoverability of the carrying amount of its long-lived assets in accordance with SFAS no. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." If this review indicates that the value of such assets is not recoverable over the remaining amortization period, then the Company's carrying value of the asset would be reduced based upon the estimated fair value.

DEBT INSTRUMENTS

The carrying amounts of the Company's debt instruments approximate their fair values. The fair value of the Company's debt instruments is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

REVENUE AND CREDIT RISK

The Company recognizes revenues when the following four criteria are met as specified in the AICPA's Statement of Position No. 97-2, "Software Revenue Recognition": (1) Persuasive evidence of an arrangement exists, (2) Delivery has occurred, (3) The vendor's fee is fixed or determinable, and (4) Collectibility is probable. These criteria are normally met at the time of shipment to the customer. Service revenues are recognized as services are performed. The Company accrues related product return reserves and warranty expenditures, as products shipped include a one-year warranty, at the time of sale.

The Company grants credit to its customers based on an evaluation of the customers' financial condition and generally collateral is not required. Credit losses have traditionally been minimal and within management's expectations.

                      WAVETEK WANDEL GOLTERMANN, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NET INCOME (LOSS) PER SHARE

Effective October 1, 1997 the Company adopted SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 replaced the calculation of primary and fully diluted net income (loss) per share with basic and diluted net income (loss) per share. Net income (loss) per share - basic is based only on net income (loss) of the Company and the weighted average number of common shares outstanding. Net income (loss) per share - diluted includes the dilutive effect of the Company's outstanding stock options in the calculation of the number of weighted average number of common shares outstanding. The Company has a simple capital structure and, accordingly, the only difference in the Company's computations of basic and diluted net income (loss) per share is the dilutive effect of outstanding stock options. For the fiscal year ended September 30, 1999, the effect of outstanding stock options would have been anti-dilutive and, therefore, was not considered in the computation of diluted loss per share for such periods. All net income (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the requirements of SFAS No. 128.

STOCK-BASED COMPENSATION

In 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which allows companies to either account for stock-based compensation under the new provisions of SFAS No. 123 or under the provisions of APB No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but requires pro forma disclosure in the footnotes to the consolidated financial statements as if the measurement provisions of SFAS No. 123 had been adopted. The Company has continued accounting for its stock-based compensation in accordance with the provisions of APB 25. See Note 6 for discussion of SFAS No. 123 disclosures.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments, primarily forward exchange contracts and collars, in the ordinary course of business to mitigate its exposure to changes in foreign currency exchange rates relating to cash, accounts receivable, accounts payable, significant transactions and anticipated future sales denominated in foreign currencies. The terms of these contracts are generally less than one year. The Company also uses interest rate cap agreements to mitigate its exposure to changes in interest rates on variable interest rate debt instruments. The terms of such agreements are generally in excess of one year. The Company's risk management policies prohibit financial instruments to be used for trading purposes. Gains and losses on financial instruments that qualify as hedges of existing assets or liabilities or firm commitments are recognized in income as adjustments of carrying amounts when the hedged transaction occurs. Financial instruments that are not designated as hedges of specific assets, liabilities, firm commitments or anticipated transactions are marked to market and any resulting unrealized gains or losses are recorded in "other (income) expense, net" in the accompanying consolidated statements of operations. At September 30, 1999 and 1998, the Company had foreign exchange contracts outstanding in an aggregate notional amount of $18.4 million and $25.8 million, respectively. While it is not the Company's intention to terminate any of these contracts, the estimated fair value of these contracts indicated that termination of the forward currency exchange contracts at September 30, 1999 and 1998 would have resulted in a gain of $0.1 million and a loss of $0.6 million, respectively. Due to the volatility of currency exchange rates, these estimated results may or may not be realized. At September 30, 1999 and 1998, the Company had interest rate cap agreements outstanding with notional values of $10.9 million and $8.9 million, respectively, which had carrying values that approximated fair value.

                      WAVETEK WANDEL GOLTERMANN, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 137, an amendment to SFAS No. 133. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. These statements are not expected to have a material impact on the Company's consolidated financial statements. This statement is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The Company will adopt this accounting standard in fiscal 2001.

2.  EXCHANGE TRANSACTION

On September 30, 1998, Wavetek and WG consummated the Exchange Transaction whereby the stockholders of WG received 8,317,463 shares of Common Stock of Wavetek valued by an independent appraisal at $38.7 million plus cash of 2.0 million Deutsche marks ($1.2 million) and WG became a subsidiary of Wavetek. Following the Exchange Transaction, Wavetek was ultimately renamed Wavetek Wandel Goltermann, Inc. The Exchange Transaction was accounted for as a purchase of Wavetek by WG. Accordingly, the financial statements of the Company included herein as of any date or for any period prior to September 30, 1998, are the historical financial statements of WG. In addition, the historical stockholders' equity of the Company has been retroactively restated to reflect the equivalent number of shares issued in connection with the Exchange Transaction.

The purchase price of Wavetek, including expenses of the transaction, was deemed to be $41.5 million and was allocated to the assets acquired and liabilities assumed, based on their estimated fair values as determined by an independent valuation. The fair value of assets acquired was $271.1 million, including $56.7 million of goodwill which is being amortized over 15 years, and liabilities assumed was $229.6 million. The Company allocated $11.8 million of the purchase price to in-process research and development projects that had not reached technological feasibility, which the Company expensed at the date of the Exchange Transaction.

In connection with the Exchange Transaction and related restructuring activities, the Company recorded approximately $4.5 million of restructuring and other non-recurring charges in fiscal 1998. This expense included elimination of one duplicate product line, costs of consolidation of certain sales and service operations, accounting and tax consulting charges and severance payments.

3.  ACQUISITIONS

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

                      WAVETEK WANDEL GOLTERMANN, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

PURCHASE OF DIGITAL TRANSPORT SYSTEMS, INC.

On September 30, 1998, Wavetek U.S. Inc., a U.S. subsidiary of the Company, acquired privately-held Digital Transport Systems, Inc. ("DTS"), a digital broadcast test equipment company based in San Diego, California. Under the terms of the acquisition, Wavetek U.S. Inc. acquired all of the outstanding stock of DTS for an initial payment of $1.1 million, plus subsequent fixed and contingent payments for four years after the acquisition. The Company accounted for the transaction as a purchase and the assets acquired and the liabilities assumed were recorded at their estimated fair values aggregating $0.5 million and $0.9 million, respectively. In addition, $1.5 million of the purchase price was allocated to in-process research and development projects that had not reached technological feasibility, which the Company charged to expense on the acquisition date. Fixed payments are due November 15, 1999, 2000, 2001 and 2002 of $0.5 million, $0.4 million, $0.4 million and
$0.4 million, respectively. Contingent payments, based upon future annual sales of DTS, are also due annually for the next four years in amounts between $0.2 million and $0.5 million. All subsequent payments are being expensed as incurred and are not material to the Company.

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

                      WAVETEK WANDEL GOLTERMANN, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


technological feasibility, which the Company expensed at the date of acquisition. In addition, $0.3 million of the purchase price has been allocated to goodwill and other intangibles and is being amortized over five years.

OTHER ACQUISITIONS

In January 1998, the Company acquired privately-held Tinwald Networking Technologies Inc. ("Tinwald"), an Ontario Canada-based developer of software analysis tools. Under the terms of the transaction, the Company acquired all of the outstanding common stock of Tinwald for an initial payment of approximately $5.0 million, plus the possibility of contingent payments for up to three years after the acquisition. The Company accounted for the transaction as a purchase. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as determined by an independent valuation. The fair value of tangible assets acquired was approximately $1.6 million and liabilities assumed was approximately $0.3 million. In addition, approximately $3.9 million of the purchase price was allocated to in-process research and development projects that had not reached technological feasibility, which the Company expensed at the date of the acquisition. The remainder of the purchase price, including expenses related to the purchase, of $0.3 million has been allocated to goodwill and is being amortized over five years.

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

The following unaudited pro forma information presents a summary of consolidated results of operations as if the Exchange Transaction and the acquisitions of WGTI, STS, Tinwald and NI had all occurred as of the beginning of each period presented:


                                                  FOR THE YEAR ENDED
                                                     SEPTEMBER 30,
                                                  -------------------
                                                   1998         1997
                                                  -------     -------
                                                    (IN THOUSANDS)
        Revenues...............................  $469,773     $437,485
        Loss before extraordinary items........   (51,542)     (45,781)
        Net loss...............................   (56,053)     (50,292)
        Net loss per share.....................  $  (4.25)    $  (3.81)

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

                      WAVETEK WANDEL GOLTERMANN, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  NOTES PAYABLE

Notes payable are as follows:

                                                     SEPTEMBER 30,
                                                ---------------------
                                                  1998         1997
                                                -------       -------
                                                (DOLLARS IN THOUSANDS)
        Notes payable - banks...............     $17,148      $112,685
        Notes payable - other...............         362           400
                                                 -------      --------
          Total.............................     $17,510      $113,085
                                                 =======      ========

At September 30, 1998, $59.6 million of the notes payable to banks was outstanding, as described in Note 5 below, in connection with the Bank Pooling Agreement. These amounts were repaid in January 1999.

On September 30, 1998, the Company borrowed money from two German banks, aggregating $29.7 million, at interest rates ranging from 5.0625% to 6.7%, on an unsecured basis in order to repay the New Credit Agreement, as defined below. These amounts were repaid on January 4, 1999.

Certain of the Company's foreign subsidiaries have agreements with banks providing for short-term revolving advances and overdraft facilities in an aggregate total amount of approximately $17.9 million. At September 30, 1999 and 1998, aggregate amounts of $6.0 million and $19.0 million, respectively, had been borrowed under these facilities. Revolving borrowings under these agreements bear interest at variable rates ranging from 2.1875% to 7.0% as of September 30, 1999. Certain of these bank agreements also provide for long-term borrowings and are generally secured by the assets of the local subsidiary and the guarantee of the Company. Most of these agreements do not have stated expiration dates, but are cancelable by the banks at any time. At September 30, 1999, the Company was contingently liable for outstanding letters of credit and bank guarantees aggregating $7.4 million.

                      WAVETEK WANDEL GOLTERMANN, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  LONG-TERM BORROWINGS

Long-term obligations are as follows:

                                                            SEPTEMBER 30,
                                                       ---------------------
                                                         1998         1997
                                                       -------       -------
                                                       (DOLLARS IN THOUSANDS)
Senior Subordinated Notes; total principal
balance due June 15, 2007; interest payable
semi-annually on June 15 and December 15
at 10.125%.........................................    $ 85,000     $ 85,000

Multi-Currency Revolving Credit Facility and
Bilateral Ancillary Facilities due December 2000;
interest payable over variable periods at LIBOR
plus 1.5% (7.58% and 7.46% for three and six
month loans, respectively, at September 30,
1999)...............................................    118,352            -

Term loan payable to banks, interest was payable
at LIBOR plus 2.5% (8.125%).........................          -       24,000

Term loans payable to banks under Bank Pooling
Agreement; payable in quarterly installments
through 2011; interest payable at rates set on
dates of  borrowing ranging from 5.5% to 7.75%;
secured by certain inventories, trade
Receivables, fixed assets and other assets of
the Company and the share capital of certain
subsidiaries..........................................        -       20,906

Term loans payable to banks; payable in semi-annual
installments through 2007; interest ranging from
3.5% to 6.95%; secured by mortgages on certain
facilities............................................   23,840       12,617

Credit facilities with banks with various maturity
dates; interest rates ranging from 4.12% to 10.5%
payable semi-annually.................................    3,524        4,735

Unsecured non-interest bearing promissory note
recorded at present value on issuance date at
implied interest rate of 8.1875%; issued in
connection with license of technology; payable in
six annual installments of $0.8 million commencing
January 1999..........................................    2,944        3,685

Other obligations.....................................      625          874
                                                       --------     --------
Total long-term obligations...........................  234,285      151,817
Less: current maturities..............................   (6,202)     (30,222)
                                                       --------     --------
Long-term obligations, less current maturities........ $228,083     $121,595
                                                       ========     ========

                        WAVETEK WANDEL GOLTERMANN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



As of September 30, 1999, the future annual principal payments on long-term obligations outstanding at September 30, 1999, were as follows (in thousands):


2000........................................................  $  6,202
2001........................................................   118,049
2002........................................................     4,326
2003........................................................     4,259
2004........................................................     3,029
Thereafter..................................................    98,422
                                                              --------
Total long-term obligations.................................   234,285
Less: current portion.......................................    (6,202)
                                                              --------
                                                              $228,083
                                                              ========

On June 11, 1997, Wavetek issued $85.0 million in aggregate principal amount of Senior Subordinated Notes (the "Notes") pursuant to an Indenture (the "Indenture") between the Company and the Bank of New York, as trustee. The Notes bear interest at 10.125%, payable semi-annually on each June 15 and December 15. The total principal balance of the Notes is due June 15, 2007. On or after June 15, 2002, the Notes will be redeemable at the option of the Company, in whole or in part, at the following redemption prices (expressed as percentages of principal amount) plus accrued and unpaid interest and liquidated damages, if any; 105.063% if redeemed during the twelve-month period beginning on June 15, 2002; 103.375% if redeemed during the twelve-month period beginning on June 15, 2003; 101.688% if redeemed during the twelve month period beginning of June 15, 2004, and 100% thereafter. Notwithstanding the foregoing, during the first three years following the issue date of the Notes, the Company may redeem up to 33 1/3% of the aggregate principal amount of the Notes with the proceeds of one or more public equity offerings, as defined in the Indenture, at a redemption price of 110.125% of the principal amount thereof, in each case plus accrued and unpaid interest and liquidated damages, if any. The Notes are guaranteed on a senior subordinated basis by the Company's current and future subsidiaries in the United States. The Indenture requires the Company to comply with various affirmative and negative covenants. The Company believes it was in compliance with all such covenants at September 30, 1999. The fair market value of the Notes was $71.0 million as of December 20, 1999.

In June 1997, Wavetek also entered into a credit agreement with a group of five lending banks (the "Lenders") including DLJ Capital Funding Inc. as Syndication Agent and Fleet National Bank as Administrative Agent. The Company had $24.0 million outstanding under the term facility and $4.8 million outstanding under the revolving credit facility at September 30, 1998; which was repaid on October 2, 1998 with the proceeds from the proceeds of unsecured short-term loans from two German banks (see Note 4). Accordingly, all such amounts were classified as current liabilities in the accompanying consolidated balance sheet as of September 30, 1998. This facility was superceded by the Credit Facility described below.

In November 1997, WG and one of its German subsidiaries entered into a collateral pooling agreement with six banks (the "Bank Pooling Agreement"). The collateral pooling agreement had an indefinite term, however, it could be terminated by either party with a notice period of three months prior to the end of any calendar quarter, but not before December 31, 1998. In January 1999, the Company repaid the outstanding amounts with proceeds from the issuance of the Credit Facility, defined below. The Bank Pooling Agreement provided for term loans and revolving credit facilities up to a maximum of approximately $116 million at terms and interest rates negotiated at the date of each borrowing. Under the Bank Pooling Agreement, the Company had short-term borrowings outstanding of $59.6 million at September 30, 1998 which has been classified as "Notes payable to banks." The short-term borrowings bore interest rates ranging from 5.5% to 7.75% at

                        WAVETEK WANDEL GOLTERMANN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



September 30, 1998. The Bank Pooling Agreement was secured by certain inventories, trade receivables, fixed assets and other assets of WG and the share capital of certain of its subsidiaries. This facility was superceded by the Credit Facility described below.

In December 1998, the Company entered into a Facilities Agreement, due December 2000, in relation to a Multi-Currency Revolving Credit Facility and Bilateral Ancillary Facilities (the "Credit Facility") with a syndicate of four German banks, providing for revolving borrowings, letters of credit and bank guarantees aggregating up to a maximum amount of 280 million Deutsche marks ($152.7 million at September 30, 1999). The Credit Facility, which was amended on May 28, 1999 to reduce the interest coverage ratio, as defined in the Credit Facility, includes a commitment fee of 0.25% of the daily average unutilized portion of the Credit Facility, and requires proceeds from certain transactions to repay the Exceeding Amount, as defined in the Credit Facility. The Credit Facility has a two-year term and all borrowings thereunder bear interest at LIBOR plus 0.9% through May 31, 1999 and at LIBOR plus 1.5% thereafter. Borrowings under the Credit Facility are secured by the pledge of 65% of the shares of Wavetek Wandel Goltermann GmbH, a subsidiary of the Company. In addition, a $45.0 million tranche of the Credit Facility, which refinanced and replaced the previously existing bank credit facility of Wavetek, is guaranteed by a U.S. subsidiary of the Company. The Credit Facility, as amended, requires the Company to comply with certain covenants and maintain certain minimum financial ratios. The Company was in compliance with all requirements of the Credit Facility, as amended, at September 30, 1999. The Company pledged 65% of WG shares and $45.0 million related to WGTI as guarantees. At September 30, 1999, the Company had drawn $118.3 million under the Credit Facility, as amended, and $33.2 million was available for future borrowings. In January 1999, additional amounts were borrowed under the Credit Facility to refinance certain bank debt at the Company's subsidiaries, and certain bank guarantees were provided under the Credit Facility to secure other subsidiary bank borrowings.

6.        STOCKHOLDERS' EQUITY

In September 1998, the Company increased its authorized capital stock to 55 million shares, of which 50 million shares were designated as Common Stock and 5 million shares were designated as Preferred Stock. Previously, the Company had authorized capital stock of 15 million shares, all of which was designated as Common Stock. All authorized shares have a par value of $.01 per share. No preferred stock has been issued by the Company.

No dividends were declared or paid in fiscal 1999. In fiscal 1998, the Company declared dividends of $3.6 million of which $2.0 million was paid in cash, $0.7 million was paid as a decrease to notes receivable from related parties and $0.9 million was paid as an increase to long-term obligations to related parties. In fiscal 1997, the Company declared dividends of $2.0 million of which $1.2 million was paid in cash, $0.4 million was paid as a decrease to notes receivable from related parties and $0.4 million was paid as an increase to long-term obligations to related parties.

Prior to the Exchange Transaction, Wavetek had, and immediately following the Exchange Transaction, the Company had 513,298 options outstanding under the Company's Amended and Restated Stock Option Plan ("the Stock Option Plan") at prices ranging from $1.25 to $17.91 per share and which expire through 2009. Under the Stock Option Plan, options to purchase an aggregate of up to 1,320,232 shares of Common Stock may be issued at an exercise price equal to the fair value of the shares at the date of grant. The Stock Option Plan provides for the issuance of both incentive and non-qualified stock options. Options may be granted under the Stock Option Plan through August 1, 2008, generally vest and become exercisable over three to four years, and have a ten (10) year term.

                        WAVETEK WANDEL GOLTERMANN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of stock option activity is as follows:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                               SHARES    EXERCISE PRICE
                                                              --------   --------------
Outstanding at September 30, 1997...........................        --           --
Options of Wavetek..........................................   513,298       $10.48
Grants......................................................        --           --
Exercises...................................................        --           --
Cancellations...............................................        --           --
                                                              -------
Outstanding at September 30, 1998...........................   513,298        10.48
Grants......................................................   477,263        14.50
Exercises...................................................        --           --
Cancellations...............................................  (110,352)       13.51
                                                              -------
Outstanding at September 30, 1999...........................   880,209        12.28
                                                              =======
Weighted average fair value of options granted during
  1999......................................................  $   2.92

Exercise prices and weighted average remaining contractual lives for the options outstanding under the Stock Option Plan as of September 30, 1999 are as follows:


                            OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
---------------------------------------------------------------------------   ---------------------
                                                WEIGHTED
                                                 AVERAGE       WEIGHTED                 WEIGHTED
                                  NUMBER OF     REMAINING       AVERAGE     NUMBER OF    AVERAGE
                                   OPTIONS     CONTRACTUAL     EXERCISE      OPTIONS    EXERCISE
        EXERCISABLE PRICES       OUTSTANDING   LIFE (YEARS)     PRICE     EXERCISABLE    PRICE
-----------------------------   ------------   ------------   ---------   -----------   --------
$1.25  --  $2.57                   121,750         3.86        $ 1.71      121,750      $ 1.71
$5.21                              105,750         5.77        $ 5.21       60,500      $ 5.21
$12.50 -- $14.50                   472,493         9.24        $14.44       82,752      $14.31
$17.91                             180,216         7.95        $17.91       93,658      $17.91
                                -----------                               -----------
$1.25  -- $17.91                   880,209         7.82        $12.28      358,660      $ 9.44
                                ===========                               ===========

As of September 30, 1999, options have a weighted average remaining contractual life of approximately 7.82 years. Options to purchase 358,660 shares were exercisable and 420,023 shares are available for future grant under the Stock Option Plan.

The Company uses APB Opinion No. 25 to account for all stock-based employee compensation arrangements, however, SFAS No. 123 requires pro forma information to be disclosed regarding the amount of net income (loss) determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. For the purpose of determining such pro forma net income, the fair value of these options was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999: risk-free interest rate of 4.49%, no annual dividends and an expected option life of five years. The pro forma effects of applying SFAS No. 123 to options granted in fiscal 1999 on the Company's net loss and basic and diluted net loss per share, are $(0.3) million and $(0.02), respectively. There are no pro forma effects of applying SFAS No. 123 to net income (loss) and net income (loss) per share in fiscal 1998 and 1997.

                        WAVETEK WANDEL GOLTERMANN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.        OTHER COMPREHENSIVE INCOME (LOSS)

On October 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which established standards for reporting and displaying comprehensive loss and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive loss includes net loss and other comprehensive income (loss). The Company's current and accumulated other comprehensive income (loss) as of the year ended September 30, 1999, 1998 and 1997 is comprised solely of foreign currency translation adjustments and is included in the Statements of Stockholders' Equity.

Comprehensive income (loss) is as follows:

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)

Net income (loss)...........................................  $(7,996)   $(27,267)  $ 7,058
Foreign currency translation adjustments....................      519      (1,895)    3,623
                                                              -------    --------    -------
Comprehensive income (loss).................................  $(7,477)   $(29,162)  $10,681
                                                              =======    ========   ========


8.        INCOME TAXES

The provision (benefit) for income taxes is comprised as follows:

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)

Federal:
  Current...................................................  $     -     $ (866)    $ (123)
  Deferred..................................................   (3,818)    (2,151)        57
                                                              -------     ------     ------
                                                               (3,818)    (3,017)       (66)
                                                              -------     ------     ------

State:
   Current..................................................      191         --         73
   Deferred.................................................      132         --         (7)
                                                              -------     ------     ------
                                                                  323         --         66
                                                              -------     ------     ------

Foreign:
  Current...................................................    6,179      5,429      2,812
  Deferred..................................................   (5,766)     4,129      4,550
                                                              -------     ------     ------
                                                                  413      9,558      7,362
                                                              -------     ------     ------

Total provision (benefit) for income taxes..................  $(3,082)    $6,541     $7,362
                                                              =======     ======     ======

                        WAVETEK WANDEL GOLTERMANN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The reconciliation of income taxes computed at the U.S. federal statutory tax rate to income tax provision (benefit) is as follows:

                                                                  YEARS ENDED SEPTEMBER
                                                                           30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Federal income tax at statutory rate........................   (35.0)%    (35.0)%    35.0%
State income taxes, net of federal tax benefit..............     7.8         --       0.5
Foreign tax rate differential...............................   (10.2)       6.3      10.3
Benefit from foreign sales corporation......................      --         --      (1.1)
Acquired in--process research and development and
  amortization of goodwill..................................    28.5       45.8        --
Recognition of tax loss carryforwards.......................   (19.8)        --        --
Other, net..................................................     4.3       (1.6)     (0.5)
                                                               -----      -----     -----
                                                               (24.4)      15.5      44.2
Changes in valuation allowance..............................    (3.4)       9.8       6.2
                                                               -----      -----     -----
Effective income tax rate...................................   (27.8)%     25.3%     50.4%
                                                               =====      =====     =====

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1999 and 1998 are set forth in the following table.

The significant components of deferred tax assets and liabilities at September 30, 1999 and 1998 result from:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)

Deferred tax assets:
  Inventories...............................................  $ 5,908    $ 6,845
  Accrued and unpaid expenses...............................    2,426      6,508
  Property, plant and equipment.............................    2,641      1,138
  Intangible assets.........................................    1,870      3,089
  Pension plans.............................................    2,414      3,253
  Tax credit carryforwards..................................    3,562      3,179
  Net operating loss carryforwards..........................   32,543     24,707
  Other.....................................................      377        946
                                                              -------    -------
Total deferred tax assets...................................   51,741     49,665
Deferred tax liabilities:
  Intangible assets.........................................  (34,847)   (39,736)
  Property, plant and equipment.............................   (1,157)    (1,480)
  Pension plans.............................................       --     (1,551)
  Other.....................................................       --       (233)
                                                              -------    -------
Total deferred tax liabilities..............................  (36,004)   (43,000)
                                                              -------    -------
Valuation allowance.........................................  (14,772)   (15,152)
                                                              -------    -------
Net deferred tax assets (liabilities).......................  $   965    $(8,487)
                                                              =======    =======

                        WAVETEK WANDEL GOLTERMANN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



As of September 30, 1999, the Company's German subsidiaries had net operating loss carryforwards of approximately $56.2 million, which can be used indefinitely. The Company's U.S. subsidiaries had net operating loss carryforwards of approximately $16.2 million and tax credit carryforwards of approximately $2.6 million which can be used through 2019, subject to certain restrictions on amounts which may be used in each year. The Company's French subsidiaries had net operating loss carryforwards of approximately $4.4 million which expire on various dates during the next five years. The Company's other various worldwide subsidiaries have net operating loss carryforwards of approximately $8.6 million which expire on various dates beyond the next five years.

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

9.        RETIREMENT BENEFITS

DEFINED BENEFIT PLANS

The Company sponsors several qualified and non-qualified pension plans for its employees. For those Company employees participating in defined benefit plans, benefits are generally based upon years of service and compensation or stated amounts for each year of service. Assets of the various pension plans consist primarily of managed funds that have underlying investments in stocks and bonds. The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law in each country.

The following table provides a reconciliation of the changes in the plans' benefits obligations for the years ended September 30, 1999 and 1998:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                             (DOLLARS IN THOUSANDS)

  Obligation at October 1...................................  $49,743    $40,557
  Service cost..............................................    1,688      3,116
  Interest cost.............................................    3,024      2,739
  Actuarial gain/loss.......................................    2,656        912
  Foreign currency exchange rate changes....................      111      2,466
  Benefits paid.............................................   (2,204)    (1,785)
  Plan amendments...........................................       --      1,738
  Business combinations.....................................       72         --
                                                              -------    -------
  Obligation at September 30................................  $55,090    $49,743
                                                              =======    =======

                        WAVETEK WANDEL GOLTERMANN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table provides a reconciliation of the changes in the fair value of assets under the benefits plans for the years ended September 30, 1999 and 1998:

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
  Fair value of plan assets at October 1....................   $10 ,984     $ 11,603
  Actual return on plan assets..............................      3,462         (623)
  Foreign currency exchange rate changes....................        113         (384)
  Employer contributions....................................        775          640
  Benefits paid.............................................       (347)        (252)
  Business combinations.....................................         73           --
  Divestitures..............................................       (101)          --
                                                               --------     --------
  Fair value of plan assets at September 30.................   $ 14,959     $ 10,984
                                                               ========     ========

The following table represents a statement of the funded status for the years ended September 30, 1999 and 1998:

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
  Net amount recognized.....................................   $(35,671)    $(35,511)
  Unrecognized net gain/loss................................     (4,459)      (3,248)
                                                              ----------   ----------
  Funded status.............................................   $(40,130)    $(38,759)
                                                              ==========   ==========

The following table provides the amounts recognized in the consolidated balance sheets as of September 30, 1999 and 1998:

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
  Prepaid benefit cost......................................   $    805     $    736
  Accrued benefit liability.................................    (36,476)     (36,247)
                                                               --------     --------
  Net amount recognized.....................................   $(35,671)    $(35,511)
                                                               ========     ========

The following table provides the components of the net periodic benefit cost for the plans for the years ended September 30, 1999 and 1998:

                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                               (DOLLARS IN THOUSANDS)
  Service cost..............................................   $  1,688     $  3,116
  Interest cost.............................................      3,024        2,739
  Expected return of plan assets............................     (1,097)        (623)
  Amortization of net gain/loss.............................        179           --
                                                               --------     --------
  Net periodic pension cost.................................   $  3,794     $  5,232
                                                               ========     ========

                        WAVETEK WANDEL GOLTERMANN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The assumptions used in the measurement of the Company's benefit obligation are shown in the following table as of September 30, 1999 and 1998:

    Weighted average assumptions as of:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                             (DOLLARS IN THOUSANDS)
  Discount rate.............................................    6.5%       6.3%
  Expected return on plan assets............................    7.5        7.5
  Rate of compensation increase.............................    1.0        3.9

DEFINED CONTRIBUTION PLANS

In certain countries, the Company's employees participate in Company sponsored defined contribution plans. Contributions by the Company to these plans were $1.4 million, $0.8 million and $0.7 million in fiscal 1999, 1998 and 1997, respectively.

10.        SEGMENT AND GEOGRAPHIC INFORMATION

The Company adopted SFAS No. 131, "DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," as of September 30, 1999. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segment and related disclosures about its products, services, geographic areas and major customers.

Based on its organizational structure, the Company operates in two reportable segments: communications test and other test products. The Company's reportable segments represent business units that primarily offer similar products and services. The Company's communications test business includes Telecom Networks, Enterprise Networks, Multimedia, Wireless and the Service business. Other test products include Test Tools, Precision Measurement Instruments and electromagnetic measurement instruments.

The Company's chief operating decision makers utilize revenue and operating income (loss) information, as defined below, in assessing performance and making overall operating decisions and resource allocations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                        WAVETEK WANDEL GOLTERMANN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company's operating segments for the fiscal year ended September 30, 1999 is as follows (in thousands):

                                                             COMMUNICATIONS    OTHER TEST
                                                                  TEST          PRODUCTS     CORPORATE     TOTAL
                                                            -----------------  -----------  -----------  ---------
REVENUES:
  Revenues from external customers........................     $   468,231      $  29,011    $      16   $ 497,258
  Intersegment revenues...................................         225,662         32,282           --     257,944
  Elimination of intersegment revenues....................        (225,662)       (32,282)          --    (257,944)
                                                               -----------      ---------    ---------   ---------
    Total revenues........................................     $   468,231      $  29,011    $      16   $ 497,258
                                                               ===========      =========    =========   =========
OPERATING INCOME (LOSS):
  Operating income (loss) on reportable segments(1).......     $    36,486      $   2,261    $  (5,837)  $  32,910
  Amortization of intangible assets.......................           2,488            154       17,325      19,967
  Restructuring and other non-recurring charges...........              --             --        2,379       2,379
  Elimination of intersegment profits.....................              --             --          285         285
                                                               -----------      ---------    ---------   ---------
    Operating income (loss) (2)...........................          33,998          2,107      (25,826)     10,279
  Net interest expense:
    Interest (revenue)....................................            (615)           (38)         (24)       (677)
    Interest expense......................................           4,682            290       15,993      20,965
                                                               -----------      ---------    ---------   ---------
      Net interest expense................................           4,067            252       15,969      20,288
  Other expense, net......................................              --          1,368         (299)      1,069
                                                               -----------      ---------    ---------   ---------
Income (loss) before provision (benefit) for income taxes
  and minority interest in income (loss)..................     $    29,931      $     487    $ (41,496)  $ (11,078)
                                                               ===========      =========    =========   =========

ASSETS:
  Total assets from reportable segments...................     $   187,502      $  10,351    $ 154,905   $ 352,758
  Elimination of receivables from corporate...............         (58,076)        (3,602)          --     (61,678)
                                                               -----------      ---------    ---------   ---------
                                                                   129,426          6,749      154,905     291,080
  Unallocated goodwill....................................              --             --       53,860      53,860
  Unallocated acquired core technologies..................              --             --       74,290      74,290
  Unallocated other intangibles...........................              --             --       15,503      15,503
                                                               -----------      ---------    ---------   ---------
    Total assets..........................................     $   129,426      $   6,749    $ 298,558   $ 434,733
                                                               ===========      =========    =========   =========
Capital expenditures......................................     $    15,382      $     954    $     424   $  16,760

DEPRECIATION AND AMORTIZATION:
  Depreciation............................................          11,596            719          686      13,002
  Amortization of intangible assets.......................           5,306            329       16,830      22,466

------------------------
Notes:

(1) Operating income (loss) on reportable segments is defined by management as operating income (loss), including intersegment profits, and excluding amortization of intangible assets and restructuring and other non-recurring charges.

(2) Per consolidated statement of operations.

                        WAVETEK WANDEL GOLTERMANN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Information about the Company's operating segments for the fiscal year ended September 30, 1998 is as follows (in thousands):

                                                             COMMUNICATIONS    OTHER TEST
                                                                  TEST          PRODUCTS     CORPORATE     TOTAL
                                                            -----------------  -----------  -----------  ---------
REVENUES:
  Revenues from external customers........................     $   318,745      $   9,061    $      82   $ 327,888
  Intersegment revenues...................................          37,289             --           --      37,289
  Elimination of intersegment revenues....................         (37,289)            --           --     (37,289)
                                                               -----------      ---------    ---------   ---------
    Total revenues........................................     $   318,745      $   9,061    $      82   $ 327,888
                                                               ===========      =========    =========   =========
OPERATING INCOME (LOSS):
  Operating income (loss) on reportable segments(1).......     $    28,464      $    (200)   $   1,972   $  30,236
  Amortization of intangible assets.......................           1,182             --           --       1,182
  Acquired in-process research and development............          21,125             --       11,800      32,925
  Restructuring and other non-recurring charges...........           9,369             --           --       9,369
  Elimination of intersegment profits.....................              --             --        1,116       1,116
                                                               -----------      ---------    ---------   ---------
    Operating income (loss) (2)...........................          (3,212)          (200)     (10,944)    (14,356)
  Net interest expense:
    Interest (revenue)....................................            (580)           (16)        (381)       (977)
    Interest expense......................................           3,938            112        3,579       7,629
                                                               -----------      ---------    ---------   ---------
    Net interest expense..................................           3,358             96        3,198       6,652
  Other (income) expense, net.............................          (1,969)          (126)       6,909       4,814
                                                               -----------      ---------    ---------   ---------
Income (loss) before provision (benefit) for income taxes
  and minority interest in income (loss)..................     $    (4,601)     $    (170)   $ (21,051)  $ (25,822)
                                                               ===========      =========    =========   =========
ASSETS:
  Total assets from reportable segments...................     $   218,421      $   9,856    $ 145,335   $ 373,612
  Elimination of receivables from corporate...............         (43,759)        (1,242)          --     (45,001)
                                                               -----------      ---------    ---------   ---------
                                                                   174,662          8,614      145,335     328,611
  Unallocated goodwill....................................              --             --       56,789      56,789
  Unallocated acquired core technologies..................              --             --       84,100      84,100
  Unallocated other intangibles...........................              --             --       15,024      15,024
                                                               -----------      ---------    ---------   ---------
    Total assets..........................................     $   174,662      $   8,614    $ 301,248   $ 484,524
                                                               ===========      =========    =========   =========
Capital expenditures......................................     $     9,902      $     514    $      --   $  10,207

DEPRECIATION AND AMORTIZATION:
  Depreciation............................................           7,434            211           --       7,645
  Amortization of intangible assets.......................           1,182             --           --       1,182

------------------------
Notes:

(1) Operating income (loss) on reportable segments is defined by management as operating income (loss), including intersegment profits, and excluding amortization of intangible assets, acquired in-process research and development and restructuring and other non-recurring charges.

(2) Per consolidated statement of operations.

                        WAVETEK WANDEL GOLTERMANN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Information about the Company's operating segments for the fiscal year ended September 30, 1997 is as follows (in thousands):

                                                                          COMMUNICATIONS    OTHER TEST
                                                                               TEST          PRODUCTS      TOTAL
                                                                         -----------------  -----------  ---------
REVENUES:
  Revenues from external customers.....................................     $   274,135      $   7,752   $ 281,887
  Intersegment revenues................................................          29,944            847      30,791
  Elimination of intersegment revenues.................................         (29,944)          (847)    (30,791)
                                                                            -----------      ---------   ---------
    Total revenues.....................................................     $   274,135      $   7,752   $ 281,887
                                                                            ===========      =========   =========

OPERATING INCOME (LOSS):
  Operating income (loss) on reportable segments(1)....................     $    23,233      $     570   $  23,803
  Amortization of intangible assets....................................           1,346             --       1,346
  Acquired in-process research and development.........................           1,743             --       1,743
                                                                            -----------      ---------   ---------
    Operating income (loss) (2)........................................          20,144            570      20,714
  Net interest expense:
    Interest (revenue).................................................          (1,566)           (44)     (1,610)
    Interest expense...................................................           8,275            234       8,509
                                                                            -----------      ---------   ---------
      Net interest expense.............................................           6,709            190       6,899
  Other (income) expense, net..........................................            (768)           (22)       (790)
                                                                            -----------      ---------   ---------
Income (loss) before provision (benefit) for income taxes and minority
  interest in income (loss)............................................     $    14,203      $     402   $  14,605
                                                                            ===========      =========   =========

ASSETS:
  Total assets from reportable segments................................     $   211,752      $   5,988   $ 217,740
  Unallocated goodwill.................................................              --             --       4,468
                                                                            -----------      ---------   ---------
    Total assets.......................................................     $   211,752      $   5,988   $ 222,208
                                                                            ===========      =========   =========
Capital expenditures...................................................     $     9,099      $     257   $   9,356

DEPRECIATION AND AMORTIZATION:
  Depreciation.........................................................           8,689            246       8,935
  Amortization of intangible assets....................................           1,346             --       1,346

------------------------
Notes:

(1) Operating income (loss) on reportable segments is defined by management as operating income (loss), excluding amortization of intangible assets and acquired in-process research and development.

(2) Per consolidated statement of operations.

                        WAVETEK WANDEL GOLTERMANN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Information about the Company's operations by geographic areas is shown in the table below. The Company manages its operations in two primary geographic areas:
(i) North American operations which includes the United States, Canada, Mexico, Central and South America, and (ii) European Operations which includes Europe and Asia-Pacific.

Net sales represents the locations of sales to the Company's customers. Income
(loss) before provision (benefit) for income taxes and total assets is reported based on the location of the Company's facilities. Intercompany transfers are made at arm's length between the various geographic areas.

                                                                                 YEARS ENDED SEPTEMBER 30,
                                                                          ----------------------------------------
                                                                              1999          1998          1997
                                                                          ------------  ------------  ------------
                                                                                   (DOLLARS IN THOUSANDS)
Net sales:
  Europe................................................................  $    231,494  $    176,437  $    148,037
  Canada, Mexico, Central and South America.............................        76,281        69,725        62,922
  Asia-Pacific..........................................................        71,933        44,258        40,417
  United States.........................................................       117,550        37,468        30,511
                                                                          ------------  ------------  ------------
Consolidated net sales..................................................  $    497,258  $    327,888  $    281,887
                                                                          ============  ============  ============
  Income (loss) before provision (benefit) for income taxes and minority interest in income (loss):
  Europe................................................................  $     17,361  $     14,871  $     28,056
  Canada, Mexico, Central and South America.............................          (232)          131         1,668
  Asia-Pacific..........................................................           726           864          (203)
  United States.........................................................       (28,090)      (38,495)       (1,329)
  Eliminations..........................................................          (843)       (3,193)      (13,587)
                                                                          ------------  ------------  ------------
  Consolidated income (loss) before provision (benefit) for income
    taxes and minority interest in income (loss)........................  $    (11,078) $    (25,822) $     14,605
                                                                          ============  ============  ============
Total assets:
  Europe................................................................  $    421,078  $    515,203  $    364,722
  Canada, Mexico, Central and South America.............................        24,927        26,174        12,786
  Asia-Pacific..........................................................        21,493        14,341        14,095
  United States.........................................................       424,741       263,101        42,432
  Eliminations..........................................................      (457,506)     (334,295)     (211,827)
                                                                          ------------  ------------  ------------
Consolidated total assets...............................................  $    434,733  $    484,524  $    222,208
                                                                          ============  ============  ============

For fiscal 1999, no one customer accounted for more than 5% of the Company's sales, and the top ten customers, each of which is a global company with global affiliates, represented approximately 18% of the Company's sales.

                        WAVETEK WANDEL GOLTERMANN, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

The Company rents certain facilities under operating leases. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased property. Certain leases include renewal options and/or options to purchase the leased property. The Company also rents equipment and other facilities on a month-to-month basis. Total rent expense was $8.2 million, $5.8 million, and $4.4 million for fiscal 1999, 1998 and 1997, respectively.

In 1991, Wavetek entered into a sale/leaseback arrangement for its San Diego manufacturing facility with an affiliate of a major stockholder. The lease runs through June 2006 with the minimum annual rental of $0.6 million, subject to annual consumer price index adjustments. The original gain on the transaction was deferred and is being amortized over the original ten-year lease term.

The Company's U.S. corporate headquarters located in North Carolina and the office and manufacturing facilities of two of the Company's U.S. subsidiaries are leased from a partnership affiliated with certain major stockholders of the Company. Under these leases, which expire on September 30, 2005 and 2010, annual rent of $1.2 million is payable in monthly installments and is adjusted annually for changes in the consumer price index.

At September 30, 1999, the annual future minimum lease payments under noncancelable operating leases and the future minimum annual lease receipts under noncancelable subleases are as follows:

                                             LEASE        LEASE
                                           PAYMENTS     RECEIPTS
                                          -----------  -----------
                                               (IN THOUSANDS)
2000....................................   $   8,989    $     484
2001....................................       7,890          492
2002....................................       5,084          492
2003....................................       4,420          492
2004....................................       4,306          492
Later years.............................      18,872           82
                                           ---------    ---------
Total minimum lease payments............   $  49,561    $   2,534
                                           =========    =========

LITIGATION AND OTHER CLAIMS

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. It is management's opinion that the likely outcome of any such proceedings and claims would not have a material adverse effect on the Company's future results of operations or financial position.

In May 1999, the Company resolved its dispute with certain beneficial owners of the Company's 10.125% Senior Subordinated Notes due 2007 arising from the Exchange Transaction. The Company made a cash payment to the holders of the Notes and entered into a supplemental indenture with the Trustee providing for amendments to the Indenture under which the Notes were issued. In connection with such agreement, the Company will become obligated to pay $2.125 million to

                        WAVETEK WANDEL GOLTERMANN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


certain holders of the Notes on June 30, 2000, in cash or additional notes, in the event that the Company does not consummate an initial public offering producing gross cash proceeds in excess of $75 million by such date.

The Company hired a new chief financial officer as of October 1, 1999 and terminated his employment on December 14, 1999. The individual has disputed the basis for his termination and is claiming that he is entitled to his compensation for the remainder of the two year term of his employment contract. The Company does not believe the magnitude of this dispute is material to the Company.

12. RELATED PARTY TRANSACTIONS

At September 30, 1999 and 1998, the Company had unsecured notes payable to stockholders of $10.7 million and $12.3 million, respectively. These obligations bear interest at 7.75%, payable quarterly, and are due at the earlier of an initial public offering of the Company's Common Stock or December 2000. The Company recorded interest expense related to these obligations of $0.8 million, $0.8 million and $0.9 million, in 1999, 1998 and 1997, respectively.

The Company leases its facility in Research Triangle Park, North Carolina, including its corporate headquarters and the facilities of its subsidiaries Wandel & Goltermann Technologies, Inc. and Wandel & Goltermann ATE Systems, Inc., from a partnership which is owned by a member of the Company's board of directors and his children, who are all also shareholders of the Company, and certain other family members. Under the leases, which expire in September
2005 and September 2010, annual rent of $1.5 million is payable in monthly installments and is adjusted annually for changes in the consumer price index.

The Company leases its headquarters for its local area network and Test Tools business in San Diego, California from a corporation controlled by the co-chairman of the Company's board of directors for an annual rent of $0.6 million, plus annual consumer price index adjustments, not to exceed 3% per annum. The lease expires in June 2006.

The Company leases certain offices and manufacturing facilities in Eningen, Germany for one of its German subsidiaries from the mother of the co-chairman of the Company's board of directors. The Company paid annual rent of $0.3 million under the lease, which was terminated in July 1999.

In February 1998, the Company sold 400 shares, or 10%, of the common stock of its then wholly-owned subsidiary Switching Test Solutions AG ("STS") to the Company's president and chief executive officer for a purchase price of $0.8 million, which was paid in April 1998. In connection with this transaction, the president and chief executive officer, a member of the Company's board of directors, and a co-chairman of the Company's board of directors and shareholder, entered into put and call options related to the shares sold to the president and chief executive officer. In September 1998, a member of the Company's board of directors and a co-chairman of the Company's board of directors exercised the call options and purchased the shares of STS held by the Company's president and chief executive officer. Subsequently, the Company purchased these shares from a member of the Company's board of directors and a co-chairman of the Company's board of directors for $0.8 million.

                        WAVETEK WANDEL GOLTERMANN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA

The Company's payment obligations under the Notes are guaranteed by all of the Company's current and future domestic subsidiaries (collectively, the "Subsidiary Guarantors"). WGTI and Wandel & Goltermann ATE Systems, Inc., which became Subsidiary Guarantors upon completion of the Exchange Transaction, are shown as Subsidiary Guarantors for all periods presented. Wavetek U.S. Inc. and its subsidiary, Digital Transport Systems, Inc., are also Subsidiary Guarantors. Such guarantees are full and unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has deemed that they would not be material to investors. The following supplemental condensed consolidating financial data sets forth, on an unconsolidated basis, balance sheets, statements of operations and statements of cash flows data for (i) the Company (Wavetek Wandel Goltermann, Inc., formerly Wavetek Corporation, issuer of the Notes), (ii) the current Subsidiary Guarantors and (iii) the Company's foreign subsidiaries (the "Foreign Subsidiaries"). The supplemental financial data reflects the investments of the Company in the Subsidiary Guarantors and the Foreign Subsidiaries using the equity method of accounting.

                        WAVETEK WANDEL GOLTERMANN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

                                             WAVETEK
                                              WANDEL
                                           GOLTERMANN,   SUBSIDIARY     FOREIGN
                                               INC.      GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           ------------  -----------  ------------  ------------  -------------
                                                    ASSETS
Current assets:
  Cash and cash equivalents..............   $       11    $   4,578    $   12,500    $       --     $  17,089
  Accounts receivable (less allowance for
    doubtful accounts of $4,608).........       42,956       46,715        87,312       (74,451)      102,532
  Inventories............................           --       13,884        52,388        (3,757)       62,515
  Deferred income taxes..................          561        4,482         3,879            --         8,922
  Other current assets...................          156        1,917        11,563            --        13,636
                                            ----------    ---------    ----------    ----------     ---------
Total current assets.....................       43,684       71,576       167,642       (78,208)      204,694
Property, plant and equipment, net.......        1,361        8,013        51,201            --        60,575
Intangible assets, net...................        5,617      110,170        46,695            --       162,482
Investment in subsidiaries...............      167,992           --            --      (167,992)           --
Other non-current assets.................            6        1,988         4,988            --         6,982
                                            ----------    ---------    ----------    ----------     ---------
Total assets.............................   $  218,660    $ 191,747    $  270,526    $ (246,200)    $ 434,733
                                            ==========    =========    ==========    ==========     =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable..........................   $       --    $      --    $   17,510    $       --     $  17,510
  Long-term obligations - current........           --          685         5,517            --         6,202
  Long-term obligations to related
    parties - current....................           --           --        10,721            --        10,721
  Trade payables.........................       17,236       17,322        61,873       (64,882)       31,549
  Accrued compensation...................          396        6,734        19,496            --        26,626
  Income taxes payable...................      (18,986)      18,978         4,258            --         4,250
  Other current liabilities..............        4,516        5,786        28,536            --        38,838
                                            ----------    ---------    ----------    ----------     ---------
Total current liabilities................        3,162       49,505       147,911       (64,882)      135,696
Long-term obligations - non-current......      198,080        7,784        31,695        (9,476)      228,083
Pension liabilities......................           --           --        35,671            --        35,671
Deferred income taxes....................         (519)      19,953       (11,477)           --         7,957
Other non-current liabilities............           --        4,088         5,301            --         9,389
                                            ----------    ---------    ----------    ----------     ---------
Total liabilities........................      200,723       81,330       209,101       (74,358)      416,796
                                            ----------    ---------    ----------    ----------     ---------
Commitments and contingencies
Stockholders' equity:
  Common stock...........................          132           --            --            --           132
  Additional paid-in capital.............       72,948      171,121        87,187      (258,308)       72,948
  Accumulated deficit....................      (65,641)     (60,682)      (36,282)       96,964       (65,641)
  Other comprehensive income (loss)......       10,498          (22)       10,520       (10,498)       10,498
                                            ----------    ---------    ----------    ----------     ---------
Total stockholders' equity...............       17,937      110,417        61,425      (171,842)       17,937
                                            ----------    ---------    ----------    ----------     ---------
Total liabilities and stockholders'
  equity.................................   $  218,660    $ 191,747    $  270,526    $ (246,200)    $ 434,733
                                            ==========    =========    ==========    ==========     =========

                        WAVETEK WANDEL GOLTERMANN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          CONSOLIDATING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

                                             WAVETEK
                                              WANDEL
                                           GOLTERMANN,   SUBSIDIARY     FOREIGN
                                               INC.      GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           ------------  -----------  ------------  ------------  -------------
                                                    ASSETS
Current assets:
  Cash and cash equivalents..............   $       19    $  31,143    $    4,382    $       --     $  35,544
  Accounts receivable (less allowance for
    doubtful accounts of $4,432).........        8,710       27,364        81,907       (25,700)       92,281
  Inventories............................           --       18,033        59,942        (3,089)       74,886
  Deferred income taxes..................        3,592        4,408         9,095            --        17,095
  Other current assets...................        1,244        1,884         9,608            --        12,736
                                            ----------    ---------    ----------    ----------     ---------
Total current assets.....................       13,565       82,832       164,934       (28,789)      232,542
Property, plant and equipment, net.......        1,611        8,015        56,971            --        66,597
Intangible assets, net...................        7,953      120,428        50,294            --       178,675
Investment in subsidiaries...............      143,579           --        29,932      (173,511)           --
Other assets.............................          213        2,763         3,794           (60)        6,710
                                            ----------    ---------    ----------    ----------     ---------
Total assets.............................   $  166,921    $ 214,038    $  305,925    $ (202,360)    $ 484,524
                                            ==========    =========    ==========    ==========     =========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable..........................   $   34,463    $     373    $   78,249    $       --     $ 113,085
  Long-term obligations - current........       24,000          741         5,481            --        30,222
  Long-term obligations to related
    parties - current....................           --           --        11,746            --        11,746
  Trade payables.........................        4,003       20,322        35,845       (22,558)       37,612
  Accrued compensation...................          714        5,478        19,715            --        25,907
  Income taxes payable...................      (10,839)       9,978         6,817            --         5,956
  Other current liabilities..............        3,683        8,967        30,986        (1,788)       41,848
                                            ----------    ---------    ----------    ----------     ---------
Total current liabilities................       56,024       45,859       188,839       (24,346)      266,376
Long-term obligations - non-current......       85,000        4,299        33,711        (1,415)      121,595
Pension liabilities......................           --           --        35,511            --        35,511
Deferred income taxes....................          238       25,156           188             -        25,582
Other non-current liabilities............          245        2,142         7,659             -        10,046
                                            ----------    ---------    ----------    ----------     ---------
Total liabilities........................      141,507       77,456       265,908       (25,761)      459,110
                                            ----------    ---------    ----------    ----------     ---------
Commitments and contingencies
Stockholders' equity:
  Common stock...........................          132           --            --            --           132
  Additional paid-in capital.............       72,948      168,071        85,153      (253,224)       72,948
  Accumulated deficit....................      (57,645)     (31,463)      (55,115)       86,578       (57,645)
  Other comprehensive income (loss)......        9,979          (26)        9,979        (9,953)        9,979
                                            ----------    ---------    ----------    ----------     ---------
Total stockholders' equity...............       25,414      136,582        40,017      (176,599)       25,414
                                            ----------    ---------    ----------    ----------     ---------
Total liabilities and stockholders'
  equity.................................   $  166,921    $ 214,038    $  305,925    $ (202,360)    $ 484,524
                                            ==========    =========    ==========    ==========     =========

                        WAVETEK WANDEL GOLTERMANN, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE YEAR ENDED SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

                                             WAVETEK
                                              WANDEL
                                           GOLTERMANN,   SUBSIDIARY     FOREIGN
                                               INC.      GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           ------------  -----------  ------------  ------------  -------------
Net sales................................   $       --    $ 158,576    $  392,999    $  (54,317)    $ 497,258
Cost of goods sold.......................           39       76,419       181,924       (53,649)      204,733
                                            ----------    ---------    ----------    ----------     ---------
Gross margin.............................          (39)      82,157       211,075          (668)      292,525
Operating expenses:
  Marketing and selling..................        1,801       38,574       106,012            --       146,387
  Research and development...............           --       22,506        48,933            --        71,439
  General and administrative.............        2,809       11,218        28,047            --        42,074
  Amortization of intangible assets......          136       12,189         7,642            --        19,967
  Provisions for restructuring and other
    non-recurring charges................          286          296         1,797            --         2,379
                                            ----------    ---------    ----------    ----------     ---------
    Total operating expenses.............        5,032       84,783       192,431            --       282,246
                                            ----------    ---------    ----------    ----------     ---------
Operating income (loss)..................       (5,071)      (2,626)       18,644          (668)       10,279
Other (income) expense, net:
  Interest income........................       (1,187)        (227)         (450)        1,187          (677)
  Interest expense.......................       14,468          737         6,947        (1,187)       20,965
  Equity in net income (loss) of
    subsidiaries.........................       (4,866)          --            --         4,866            --
  Other, net.............................         (563)          79         1,553            --         1,069
                                            ----------    ---------    ----------    ----------     ---------
    Total other (income) expense, net            7,852          589         8,050         4,866        21,357
                                            ----------    ---------    ----------    ----------     ---------
  Income (loss) before provision
    (benefit) for income taxes...........      (12,923)      (3,215)       10,594        (5,534)      (11,078)
Provision (benefit) for income taxes.....       (4,927)       3,745        (1,633)         (267)       (3,082)
                                            ----------    ---------    ----------    ----------     ---------
Net income (loss)........................   $   (7,996)   $  (6,960)   $   12,227    $   (5,267)    $  (7,996)
                                            ==========    =========    ==========    ==========     =========

                        WAVETEK WANDEL GOLTERMANN, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE YEAR ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

                                            WAVETEK WANDEL    SUBSIDIARY     FOREIGN
                                           GOLTERMANN, INC.   GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           -----------------  -----------  ------------  ------------  -------------
Net sales................................      $      --       $  59,261    $  305,916    $  (37,289)    $ 327,888
Cost of goods sold.......................             --          32,278       137,680       (39,095)      130,863
                                               ---------       ---------    ----------    ----------     ---------
Gross margin.............................             --          26,983       168,236         1,806       197,025
Operating expenses:
  Marketing and selling..................             --          17,181        78,157            --        95,338
  Research and development...............             --          13,891        33,839            --        47,730
  General and administrative.............             --           5,281        19,556            --        24,837
  Amortization of intangible assets......             --              --         1,182            --         1,182
  Acquired in-process research and
    development..........................             --          24,342         8,583            --        32,925
  Provisions for restructuring and other
    non-recurring charges................             --           4,820         4,549            --         9,369
                                               ---------       ---------    ----------    ----------     ---------
    Total operating expenses.............             --          65,515       145,866            --       211,381
                                               ---------       ---------    ----------    ----------     ---------
Operating income (loss)..................             --         (38,532)       22,370         1,806       (14,356)
Other (income) expense, net:                          --
  Interest income........................             --            (351)         (807)          181          (977)
  Interest expense.......................             --             181         7,629          (181)        7,629
  Other, net.............................             --             133         4,681            --         4,814
                                               ---------       ---------    ----------    ----------     ---------
    Total other (income) expense, net                 --             (37)       11,503            --        11,466
                                               ---------       ---------    ----------    ----------     ---------
  Income (loss) before provision
    (benefit) for income taxes and
    minority interest in income (loss)...             --         (38,495)       10,867         1,806       (25,822)
Provision (benefit) for income taxes.....             --          (3,017)        9,558            --         6,541
Minority interest in income (loss).......             --              --           124        (5,220)       (5,096)
                                               ---------       ---------    ----------    ----------     ---------
Net income (loss)........................      $      --       $ (35,478)   $    1,185    $    7,026     $ (27,267)
                                               =========       =========    ==========    ==========     =========

                        WAVETEK WANDEL GOLTERMANN, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE YEAR ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)

                                            WAVETEK WANDEL    SUBSIDIARY     FOREIGN
                                           GOLTERMANN, INC.   GUARANTORS   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           -----------------  -----------  ------------  ------------  -------------
Net sales................................      $      --       $  61,302    $  258,945    $  (38,360)    $ 281,887
Cost of goods sold.......................             --          27,311       125,944       (39,443)      113,812
                                               ---------       ---------    ----------    ----------     ---------
Gross margin.............................             --          33,991       133,001         1,083       168,075
Operating expenses:
  Marketing and selling..................             --          15,870        66,817            --        82,687
  Research and development...............             --          12,510        24,812            --        37,322
  General and administrative.............             --           5,324        18,939            --        24,263
  Amortization of intangible assets......             --              --         1,346            --         1,346
  Acquired in-process research and
    development..........................             --           1,401           342            --         1,743
                                               ---------       ---------    ----------    ----------     ---------
    Total operating income...............             --          35,105       112,256            --       147,361
                                               ---------       ---------    ----------    ----------     ---------
Operating income (loss)..................             --          (1,114)       20,745         1,083        20,714
Other (income) expense, net:
  Interest income........................             --            (639)       (1,094)          123        (1,610)
  Interest expense.......................             --             123         8,509          (123)        8,509
  Other, net.............................             --             217        (1,007)           --          (790)
                                               ---------       ---------    ----------    ----------     ---------
    Total other (income) expense, net....             --            (299)        6,408            --         6,109
                                               ---------       ---------    ----------    ----------     ---------
  Income (loss) before provision for
    income taxes and minority interest in
    income...............................             --            (815)       14,337         1,083        14,605
Provision for income taxes...............             --              --         7,362            --         7,362
Minority interest in income..............             --              --            --           185           185
                                               ---------       ---------    ----------    ----------     ---------
Net income (loss)........................      $      --       $    (815)   $    6,975    $      898     $   7,058
                                               =========       =========    ==========    ==========     =========

                        WAVETEK WANDEL GOLTERMANN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE YEAR ENDED SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)

                                             WAVETEK
                                              WANDEL
                                           GOLTERMANN,   SUBSIDIARY     FOREIGN
                                               INC.      GUARANTORS   SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                           ------------  -----------  ------------  -----------------  -------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.............................   $  (26,343)   $  20,955    $    9,700       $      --       $     4,311
INVESTING ACTIVITIES
  Purchase of property, plant and
    equipment............................         (483)      (3,928)      (12,349)             --           (16,760)
  Proceeds from sale of property, plant
    and equipment........................           --           --         1,977              --             1,977
  Transfer of subsidiaries...............      (28,536)          --        28,536              --                --
                                            ----------    ---------    ----------       ---------       -----------
    Net cash provided by (used in)
      investing activities...............      (29,019)      (3,928)       18,164              --           (14,783)
FINANCING ACTIVITIES
  Proceeds from revolving lines of credit
    and long-term obligations............      126,475        6,464        79,772              --           212,711
  Principal payments on revolving lines
    of credit and long-term
    obligations..........................      (71,859)      (6,837)     (139,963)             --          (218,659)
  Dividend from subsidiary to Wavetek
    Wandel Goltermann, Inc...............       22,000      (22,000)           --              --                --
  Capital contribution from Wavetek
    Wandel Goltermann, Inc. to
    subsidiary...........................       (4,215)          --         4,215              --                --
  Loans to subsidiaries from Wavetek
    Wandel Goltermann, Inc...............      (62,195)       8,738        53,457              --                --
  Repayment of loan from subsidiary to
    Wavetek Wandel Goltermann, Inc.......       53,320      (29,196)      (24,124)             --                --
  Repayment of loans from subsidiaries...       (7,500)      (1,818)        9,318              --                --
  Other, net.............................         (672)       1,057        (1,057)             --              (672)
                                            ----------    ---------    ----------       ---------       -----------
    Net cash provided by (used in)
      financing activities...............       55,354      (43,592)      (18,382)             --            (6,620)
Effect of exchange rate changes on cash
  and cash equivalents...................           --           --        (1,363)             --            (1,363)
                                            ----------    ---------    ----------       ---------       -----------
Increase (decrease) in cash and cash
  equivalents............................           (8)     (26,565)        8,118              --           (18,455)
Cash and cash equivalents at beginning of
  period.................................           19       31,143         4,382              --            35,544
                                            ----------    ---------    ----------       ---------       -----------
Cash and cash equivalents at end of
  period.................................   $       11    $   4,578    $   12,500       $      --       $    17,089
                                            ==========    =========    ==========       =========       ===========

                        WAVETEK WANDEL GOLTERMANN, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE YEAR ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)

                                            WAVETEK WANDEL    SUBSIDIARY      FOREIGN
                                           GOLTERMANN, INC.   GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           -----------------  -----------  -------------  -------------  -------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.............................      $      --       $  (7,100)    $  20,522      $   8,500      $  21,922
INVESTING ACTIVITIES:
  Purchases of businesses, net of cash
    acquired.............................             --         (39,182)       (6,025)            --        (45,207)
  Cash acquired in connection with the
    Exchange Transaction.................             19          30,438           872             --         31,329
  Purchase of short-term investments.....             --         (41,100)           --             --        (41,100)
  Proceeds from sale of short-term
    investments..........................             --          41,100            --             --         41,100
  Purchase of property, plant and
    equipment............................             --          (1,779)       (8,637)            --        (10,416)
  Other, net.............................             --             302         6,416             --          6,718
                                               ---------       ---------     ---------      ---------      ---------
    Net cash provided by (used in)
      investing activities...............             19         (10,221)       (7,374)            --        (17,576)
FINANCING ACTIVITIES:
  Proceeds from revolving lines of credit
    and long-term obligations............             --           1,455        54,786             --         56,241
  Principal payments on revolving lines
    of credit and long-term
    obligations..........................             --          (1,087)      (34,560)            --        (35,647)
  Capital contributions from the Company
    to subsidiaries......................             --          34,695       (34,695)            --             --
  Cash dividends paid to stockholders....             --              --        (2,043)            --         (2,043)
  Other, net.............................             --              --         3,106             --          3,106
                                               ---------       ---------     ---------      ---------      ---------
    Net cash provided by (used in)
      financing activities...............             --          35,063       (13,406)            --         21,657
  Effect of exchange rate changes on cash
    and cash equivalents.................             --              --           141             --            141
                                               ---------       ---------     ---------      ---------      ---------
  Increase (decrease) in cash and cash
    equivalents..........................             19          17,742          (117)         8,500         26,144
  Cash and cash equivalents at beginning
    of year..............................             --          13,401         4,499         (8,500)         9,400
                                               ---------       ---------     ---------      ---------      ---------
  Cash and cash equivalents at end
    of year..............................      $      19       $  31,143     $   4,382      $      --      $  35,544
                                               =========       =========     =========      =========      =========

                        WAVETEK WANDEL GOLTERMANN, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE YEAR ENDED SEPTEMBER 30, 1997
                             (DOLLARS IN THOUSANDS)

                                            WAVETEK WANDEL    SUBSIDIARY      FOREIGN
                                           GOLTERMANN, INC.   GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           -----------------  -----------  -------------  -------------  -------------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES.............................      $      --       $   3,411     $  22,602      $  (8,500)     $  17,513
INVESTING ACTIVITIES:
  Purchase of businesses, net of cash
    acquired.............................                                       (6,658)                       (6,658)
  Purchase of short-term investments.....             --         (76,160)           --             --        (76,160)
  Proceeds from sale of short-term
    investments..........................             --          76,160            --             --         76,160
  Purchase of property, plant and
    equipment............................             --          (1,728)       (7,628)            --         (9,356)
  Other, net.............................             --           1,413         3,609             --          5,022
                                               ---------       ---------     ---------      ---------      ---------
    Net cash used in investing
      activities.........................             --            (315)      (10,677)            --        (10,992)
FINANCING ACTIVITIES:
  Proceeds from revolving lines of credit
    and long-term obligations............             --              --         1,961             --          1,961
  Principal payments on revolving lines
    of credit and long-term
    obligations..........................             --              --       (12,084)            --        (12,084)
  Cash dividends paid to stockholders....                             --        (1,188)            --         (1,188)
  Other, net.............................             --              --            63             --             63
                                               ---------       ---------     ---------      ---------      ---------
    Net cash used in financing
      activities.........................             --              --       (11,248)            --        (11,248)
Effect of exchange rate changes on cash
  and cash equivalents...................             --              --          (289)            --           (289)
                                               ---------       ---------     ---------      ---------      ---------
Increase (decrease) in cash and cash
  equivalents............................             --           3,096           388         (8,500)        (5,016)
Cash and cash equivalents at beginning of
  year...................................             --          10,305         4,111             --         14,416
                                               ---------       ---------     ---------      ---------      ---------
Cash and cash equivalents at end of
  year...................................      $      --       $  13,401     $   4,499      $  (8,500)     $   9,400
                                               =========       =========     =========      =========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no changes in and disagreements with Accountants on Accounting and Financial Disclosures during the fiscal year ended September 30, 1999.


PART III

ITEM 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding each director and executive officer of the Company:



NAME                              AGE     POSITION
-----------------------------    -----    ---------------------------------------------------------------------------
Terence J. Gooding (1)(3)         65      Co-Chairman of the Board
Albrecht Wandel (1)(2)(3)         55      Co-Chairman of the Board
Peter M. Wagner (1)               46      President, Chief Executive Officer and Director
Ben J. Constantini                56      Executive Vice President, Sales
Joseph A. Budano                  38      Senior Vice President - North American Operations
Wolfgang Schuster                 49      Senior Vice President - European Operations
Jean-Philippe Dara                44      Senior Vice President - Human Resources
Karl-Heinz Eisemann               49      Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Sir Malcolm Bates (2)             65      Director
Frank Goltermann                  71      Director
Peter J. Nolan (3)                41      Director
Susan C. Schnabel (2)             37      Director
Joachim Simmross                  58      Director
Gerhard Zeidler                   63      Director

----------------
Notes:
(1) Member of the Executive Committee; Mr. Gooding is Chairman of this committee
(2) Member of the Audit Committee; Sir Malcolm Bates is Chairman of this committee.
(3) Member of the Compensation Committee; Mr. Wandel is Chairman of this committee

The following are biographies of the Company's executive officers and directors:

TERENCE J. GOODING, CO-CHAIRMAN OF THE BOARD. In June 1991, Dr. Gooding formed a holding company to acquire Wavetek. Dr. Gooding served as Chairman and Chief Executive Officer of Wavetek until September 30, 1998. Dr. Gooding became Co--Chairman of the Company following the completion of the Exchange Transaction on September 30, 1998. Dr. Gooding is also Chairman and Chief Executive Officer of Grass Valley Group, Inc., a video production equipment company since September 1999. Dr. Gooding has been involved in the management of technology companies since 1965 when he formed Maxwell Laboratories, which today is a successful defense contractor. Dr. Gooding was President of Kratos (1971--1979), Chairman of the Board of Cambridge Instruments and Leica plc (1979--1990), and President of Picker International (1981--1986).

ALBRECHT WANDEL, CO-CHAIRMAN OF THE BOARD. Albrecht Wandel became a director and Co--Chairman of the Company on September 30, 1998. Mr. Wandel served as a Managing Director of WG from October 1974 to September 1998 and as President and Chief Executive Officer from October 1990 to February 1998.
Mr. Wandel has been a member of the Supervisory Board of WG since March 1998.

PETER M. WAGNER, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Peter M. Wagner was named President, Chief Executive Officer and director of the Company on September 30, 1998. Mr. Wagner served as President, Chief Executive Officer and Managing Director of WG from February 1998 to September 1998, as Executive Vice President, Chief Operating Officer and Managing Director of WG from October 1995 to February 1998 and as Vice President, Sales and Marketing from March 1995 to October 1995. From January 1990 to February 1995, Mr. Wagner was General Manager of the Line Transmission Systems Division of Alcatel SEL AG in Stuttgart, Germany.

BEN J. CONSTANTINI, EXECUTIVE VICE PRESIDENT, SALES. Ben J. Constantini joined Wavetek in June 1991 with responsibility for worldwide sales and customer service. Prior to joining Wavetek, Mr. Constantini was President of North American Operations for Leica, plc. Mr. Constantini was also Senior Vice President, Sales for Picker International, District Sales Manager for Siemens Medical Systems, Inc. and spent ten years with General Motors in various management positions.

JOSEPH A. BUDANO, SENIOR VICE PRESIDENT - NORTH AMERICAN OPERATIONS - Joseph
A. Budano was named Vice-President - North American Operations of the Company on August 1, 1999. Mr. Budano joined Wavetek in April 1994 as the General Manager of the Cable TV Division in Indianapolis. In June 1996, Mr. Budano was promoted to Senior Vice-President, North American Operations with responsibility for Wavetek's Cable TV, LAN and Test Tools Division. Prior to joining Wavetek, Mr. Budano worked at The Boston Consulting Group as a Management Consultant (1991-1994) and Motorola in engineering and engineering management for the Land Mobile Products Sector (1983-1990).

WOLFGANG SCHUSTER, SENIOR VICE PRESIDENT - EUROPEAN OPERATIONS - Wolfgang Schuster was named Vice-President - European Operations on August 1, 1999. Beginning in October 1995 to the present, Wolfgang Schuster is also the Managing Director of the Commercial Center Eningen and the General Manager for the Transport Division for the Company. From October 1992 to September 1995, Mr. Schuster was the Managing Director of Schiemann & Ruwel in Pfullingen, Germany. Prior to that date, Mr. Schuster held various management positions within WG, including the areas of engineering and manufacturing.

JEAN-PHILIPPE DARA, SENIOR VICE PRESIDENT - HUMAN RESOURCES - Jean-Philippe Dara joined WWG in February 1999. From September 1994 to January 1999, Mr. Jean-Philippe Dara was employed by Disney Consumer Products, Europe Middle East and Africa, first a Director, Human Resources (September 1994-October
1995) and then as Vice President, Human Resources.

KARL-HEINZ EISEMANN, EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY. Mr. Eisemann was appointed Executive Vice President and Chief Financial Officer in December 1999. Prior to that he was Senior Vice-President - Controlling, Logistics and Information Technology, Treasurer, Secretary and acting Chief Financial Officer since July 1999.
From September 1998 to July 1999, Mr. Eisemann was Senior Vice President--Finance and Assistant Secretary. Mr. Eisemann served as Vice President and Managing Director, Controlling, Logistics and Information Technologies of WG from October 1997 through September 1998. From October 1995 to September 1997, Mr. Eisemann was the Chief Financial Officer of the German division of WG. Prior to joining WG, Mr. Eisemann spent 22 years with Alcatel SEL AG in Stuttgart, Germany serving in various financial positions.

SIR MALCOLM BATES, DIRECTOR. Sir Malcolm Bates became a director of the Company in July 1997. Sir Malcolm Bates has been Chairman of Pearl Group Ltd., an insurance company, since March 1996, Chairman of Premier Farnell plc, a distributor of electronic components, since January 1997, and Chairman of London Transport, a public transport business, since February

1999. Sir Malcolm Bates was Deputy Managing Director of The General Electric Company, p.l.c. ("GEC"), a position he held for twelve years until his retirement in March 1997, having joined GEC as Senior Commercial Director in January 1976. Sir Malcolm Bates serves on the board of directors of several companies and is a member of the Advisory Board of Phoenix Equity Partners II and III. Sir Malcolm Bates is also Deputy Chairman and Governor of The University of Westminster.

FRANK GOLTERMANN, DIRECTOR. Frank Goltermann became a director of the Company on September 30, 1998. Mr. Goltermann joined WG in 1966 and served as a Managing Director of WG from 1980 until 1990, at which time he became Chairman of the Advisory Board of WG. From October 1995 to February 1998, Mr. Goltermann served as Vice--Chairman of the Supervisory Board of WG.

PETER J. NOLAN, DIRECTOR. Peter J. Nolan became a director of the Company in June 1997. Mr. Nolan has been an executive officer and partner of Leonard Green & Partners, L.P., a merchant banking firm which manages Green Equity Investors, since April 1997. Since 1990, Mr. Nolan had previously been a Managing Director of Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ") and Co--Head of DLJ's Los Angeles Investment Banking Division. Prior to that date, Mr. Nolan was a First Vice President in corporate finance at Drexel Burnham Lambert and a Vice President at Prudential Securities Inc.
Mr. Nolan is also a director of M2 Automotive, Inc. and Liberty Group Publishing, Inc.

SUSAN C. SCHNABEL, DIRECTOR. Susan C. Schnabel became a director of the Company on September 30, 1998. Ms. Schnabel has served as a Managing Director of DLJ Merchant Banking Partners in the Los Angeles office of Donaldson, Lufkin & Jenrette Securities Corporation since January 1998. From February 1997 to December 1997, Ms. Schnabel served as Chief Financial Officer of PETsMART, a high growth specialty retailer of pet products and supplies.
From February 1990 to January 1997, Ms. Schnabel served in various capacities at DLJ, including as a Managing Director of DLJ Securities Corporation. Ms. Schnabel also serves as a Director of Dick's Clothing and Sporting Goods, DeCrane Aircraft Holdings and Environmental Systems Products Holdings.

JOACHIM SIMMROSS, DIRECTOR. Joachim Simmross became a director of the Company on September 30, 1998. Mr. Simmross has served as a director of Hannover Finanz GmbH since 1984 and has served as a member of the Supervisory Board of WG since October 1995. Mr. Simmross has also served as a director of Hannover Finanz W&G Beteiligungsgesellschaft mbH since October 1995.

GERHARD ZEIDLER, DIRECTOR. Gerhard Zeidler became a director of the Company on September 30, 1998. Prof. Zeidler has been Chairman and Chief Executive Officer of DEKRA e.V. and DEKRA Holding AG, engineering service companies, since January 1996. Since December 1995, Prof. Zeidler has served as Chairman and Chief Executive Officer of Perot Systems Corp. Central Europe, an information technology company. From 1989 to December 1995, Prof. Zeidler was President and Chairman of the Board of Management of Alcatel SEL AG in Stuttgart, Germany and a Vice President and Member of the Executive Committee of Alcatel N.V.

BOARD OF DIRECTORS

Members of the Board of Directors serve until the next annual meeting of Stockholders and until a successor has been elected and qualified. Pursuant to the Stockholders Agreement, the members are designated as follows: (i) one Director shall be appointed by the Wandel Stockholders (initially Mr. Wandel); (ii) one Director shall be appointed by the Goltermann Stockholders (initially Mr. Goltermann); (iii) one Director shall be appointed by Hannover Finanz (initially Mr. Simmross); provided that if Hannover Finanz beneficially owns less than 4% of the outstanding shares of Common Stock and the Wandel Stockholders and the Goltermann Stockholders collectively beneficially own at least 12% of the outstanding shares of Common Stock, such Director shall be appointed jointly by the Wandel Stockholders and the Goltermann Stockholders; (iv) one Independent Director shall be appointed jointly by the Wandel Stockholders, the Goltermann Stockholders and Hannover Finanz so long as either the Wandel Stockholders or the Goltermann Stockholders beneficially own at least 4% of the outstanding shares of Common Stock (initially Mr. Zeidler); (v) one Director and one Independent Director shall be appointed by Dr. Gooding (initially Dr. Gooding and Mr. Bates); (vi) one Director shall be appointed by DLJMB (initially Ms. Schnabel); (vii) one Director shall be appointed by GEI (initially Mr. Nolan); and (viii) one Director shall be the Chief Executive Officer (initially Mr. Wagner). There are currently nine directors of the Company, each of whom is named under "--Executive Officers and Directors."

The Company's Certificate of Incorporation contains a provision permitted under the Delaware General Corporation Law (the "DGCL") eliminating each director's personal liability for monetary damages for breach of fiduciary duty as a director, except to the extent that such exemption from liability or limitation thereof is not permitted under the DGCL as currently in effect at the time. The Company's Bylaws authorize the Company to indemnify its present and former directors, officers and employees against expenses, judgements, fines and amounts paid in settlement if such person is or was a director, officer, employee or agent of the Company, or was serving in such position at another company at the request of the Company. Such indemnification is mandatory in certain circumstances and permissive in others, subject to authorization by the Company's Board of Directors. In addition, the Bylaws authorize the Company to advance litigation expenses to such person prior to the final disposition of the legal proceeding.

Pursuant to the Stockholders Agreement, Hannover Finanz is entitled to have a non-voting observer at each Board of Directors meeting and Messrs. Wagner, Goltermann, Simmross, Wandel and Zeidler are entitled to have an attorney present.

BOARD COMMITTEES

The Board of Directors has three standing committees: an Executive Committee, an Audit Committee and a Compensation Committee (together, the "Committees"). The Executive Committee, currently consisting of Messrs. Gooding (Chairman), Wandel and Wagner, has the power to exercise all of the powers and authority of the Board of Directors in the management of the business of the Company, with certain exceptions. The Audit Committee, currently consisting of Messrs. Bates (Chairman) and Wandel and Ms. Schnabel meets with the Company's financial management and its independent auditors at various times during each year, reviews internal control conditions, audit plans and results, and makes recommendations to the Board of Directors concerning the Company's engagement of independent auditors. The Compensation Committee, currently consisting of Messrs. Gooding, Nolan and Wandel (Chairman), reviews and proposes to the Board of Directors compensation arrangements for directors and officers of the Company.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth the compensation paid in fiscal 1999, 1998 and 1997 to the Company's Chief Executive Officer, the Company's four other most highly compensated executive officers (the "Named Executive Officers"), as well as one additional individual, who left the Company prior to September 30, 1999, who would have been a Named Executive Officer based upon his compensation:

                                  SUMMARY COMPENSATION TABLE


                                                          ANNUAL COMPENSATION
                                                   -----------------------------------   SECURITIES
                                                                              OTHER      UNDERLYING
                                                                              ANNUAL      OPTIONS/      ALL  OTHER
NAME AND PRINCIPAL POSITION                          SALARY       BONUS    COMPENSATION    SARS (#)    COMPENSATION(1)
-------------------------------------------        ----------   ---------  ------------  ----------   ---------------
Peter M. Wagner............................  1999  $  376,800   $ 177,351  $   7,898        132,023   $      171
  President and Chief Executive Officer      1998     247,614     153,767      6,337             --       42,626
  Officer                                    1997     214,567     115,651      8,248             --       41,935

Ben J. Constantini.........................  1999     245,000     124,250     25,038             --       50,067
  Executive Vice President, Sales            1998     191,692          --      5,820             --        8,551
                                             1997     184,616      37,000      5,820         33,250      521,597

Joseph A. Budano...........................  1999     176,000      61,600      9,000         12,350       12,856
  Senior Vice President - North              1998     160,000      56,000      5,820             --       11,760
  American Operations                        1997     150,000      26,250      5,820         17,900      237,780

Wolfgang Schuster..........................  1999     176,668      87,000      7,725         32,900          171
  Senior Vice President -European            1998     152,353     109,196      7,953             --          176
  Operations                                 1997     178,621     177,736      7,851             --          207

Karl-Heinz Eisemann(2).....................  1999     205,714      48,857     12,360         19,740          171
  Executive Vice President, Chief            1998     168,190      52,223     13,008             --          176
  Financial Officer, Treasurer and Secretary 1997     126,336      72,540     13,829             --          103

Derek T. Morikawa(3).......................  1999     285,600         --      11,400             --      302,633
  Former Chief Operating Officer             1998     244,231         --       5,820             --       13,814
                                             1997     223,462      50,625      5,820         33,750      931,109

(1) In fiscal 1998 and 1997, other compensation for Mr. Wagner includes fees received in connection with his participation on the boards of directors of the Company's subsidiaries in the U.S. and the United Kingdom. In fiscal 1999, other compensation for Mr. Constantini includes an expatriate cost of living adjustment of $21,057 and $16,218 in moving costs. In fiscal 1999, 1998 and 1997, other compensation for Mr. Constantini includes employer contributions for the Company's defined contribution plan of $6,600, $3,201 and $5,018, respectively. In fiscal 1997, other compensation for Mr. Constantini includes $511,468 in payments to stock option holders as compensation for the surrender of all or a portion of vested stock options related to certain recapitalization transactions of Wavetek consummated in June 1997. In fiscal 1999, 1998 and 1997, other compensation for Mr. Budano includes employer contributions for the Company's defined contribution plan
of $4,800, $4,800 and $4,800, respectively.   In fiscal 1997, other
compensation for Mr. Budano also includes payments to stock option holders as compensation for the surrender of all or a portion of vested stock options related to certain recapitalization transactions of Wavetek consummated in June 1997 of $226,331. In fiscal 1999, other compensation for Mr. Morikawa includes a severance payment of $292,200. In fiscal 1999, 1998 and 1997, other compensation for Mr. Morikawa includes employer contributions for the Company's defined contribution plan of $6,600, $4,800 and $5,575, respectively. In fiscal 1997, other compensation to Mr.
Morikawa includes payments to stock option holders as compensation for the surrender of all or a portion of vested stock options related to certain recapitalization transactions of Wavetek consummated in June 1997.

(2) Mr. Eisemann was appointed Executive Vice President and Chief Financial Officer in December 1999.

(3) The Company terminated Mr. Morikawa's employment as of September 30, 1999.

The following table sets forth information concerning individual grants of stock options made during the fiscal year ended September 30, 1999 to the Named Executive Officers:




                                    OPTIONS GRANTED IN LAST FISCAL YEAR
                              --------------------------------------------------
                                            PERCENT OF                                POTENTIAL REALIZABLE
                               NUMBER OF      TOTAL                                     VALUE AT ASSUMED
                              SECURITIES     OPTIONS      EXERCISE                 ANNUAL RATES OF STOCK PRICE
                              UNDERLYING    GRANTED TO     OR BASE                 APPRECIATION FOR OPTION TERM
                                OPTIONS    EMPLOYEES IN   PRICE PER   EXPIRATION   ---------------------------
NAME                          GRANTED (#)   FISCAL YEAR     SHARE        DATE           5%             10%
---------------------------   -----------  ------------   ---------   ----------   ------------   ------------
Peter M. Wagner............      132,023         36.19%   $  14.50      1/1/09     $ 1,203,914    $ 3,050,955
Joseph A. Budano...........       12,350          3.39    $  14.50      8/1/09         112,619        285,399
Wolfgang Schuster..........       13,160          3.61    $  14.50      1/1/09         120,006        304,118
Wolfgang Schuster..........       19,740          5.41    $  14.50      8/1/09         180,009        456,177
Karl-Heinz Eisemann........       19,740          5.41    $  14.50      1/1/09         180,009        456,177

The following table sets forth information with respect to each of the Named Executive Officers concerning the exercise of stock options and unexercised stock options held at September 30, 1999.


             AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR--END OPTION VALUES

                                                                   NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                NUMBER OF                         UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS
                                  SHARES                       OPTIONS AT FISCAL YEAR-END (#)      AT FISCAL YEAR-END (S)
                                 ACQUIRED          VALUE       -----------------------------   -----------------------------
NAME                          ON EXERCISE (#)   REALIZED ($)   EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE*
---------------------------   ---------------   ------------   -----------     -------------   -------------   -------------
Peter M. Wagner............             --             --              --           132,023    $        --     $        --
Ben J. Constantini.........             --             --          22,624            22,626         71,580          55,740
Joseph A. Budano...........             --             --          48,950            26,300        437,600          46,450
Wolfgang Schuster..........             --             --          32,900                --             --              --
Karl-Heinz Eisemann........             --             --             --             19,740             --              --
Derek T. Morikawa..........             --             --          96,874                --        968,920              --

       * The value of the unexercised in--the--money options is based on a fair value of the Company's Common Stock on September 30, 1999, of $14.50 per share for those options which are "in-the-money."

EMPLOYMENT AGREEMENTS

The Company has employment agreements with each of its Named Executive Officers other than Derek Morikawa, whose employment with the Company was terminated in September 1999. The Company's executive employment agreements typically provide for total compensation, including base salary and bonus compensation. In the event the Company terminates an executive without cause, the Company's employment agreements generally provide for the payment of lump sum termination benefits equal to the greater of the base salary payable during the period of employment remaining under the employment agreement or one year's base salary. The Company's executive employment agreements generally contain noncompetition agreements and confidentiality agreements.

Mr. Wagner's employment agreement provides for Mr. Wagner to serve as an employee of the Company through September 29, 2001, with current target total compensation at an annual rate of 990,000 Deutsche marks (approximately $540,000 as of September 30, 1999), of which 66-2/3% is base salary and 33-1/3% is target bonus compensation, payable in accordance with the Company's annual bonus plan. Mr. Wagner is also entitled to receive certain special pension benefits from the Company.

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

Mr. Eisemann's employment agreement provides for Mr. Eisemann to serve as an employee of the Company through September 30, 2000, with current target total compensation at an annual rate of 450,000 Deutsche marks (approximately $245,000 as of September 30, 1999), of which 80% is base salary and 20% is target bonus compensation, payable in accordance with the Company's annual bonus plan.

Mr. Budano's employment agreement provides for Mr. Budano to serve as an employee of the Company through July 31, 2000, with current target total compensation at an annual rate of $300,000, of which 70% is base salary and 30% is target bonus compensation, payable in accordance with the Company's annual bonus plan.

Mr. Dara's employment agreement provides for Mr. Dara to serve as an employee of the Company through February 14, 2002, with current target total compensation at an annual rate of 420,000 Deutsche marks (approximately $229,000 as of September 30, 1999), of which approximately 70% is base salary and 30% is target bonus compensation, payable in accordance with the Company's annual bonus plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As of September 30, 1999, Messrs. Gooding, Nolan and Wandel are the members of the Compensation Committee. Other than Mr. Gooding, none of the members of the Compensation Committee has served as an officer or employee of the Company. Prior to the establishment of the Compensation Committee, all decisions relating to compensation of executive officers were made by the Company's Board of Directors. For a description of the transactions between the Company and members of the Compensation Committee and entities affiliated with such members, see "Certain Relationships and Related Transactions" included as Item 13 herein. No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity which employs one or more members of the Company's Board of Directors or Compensation Committee.

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

Stock options are utilized as an important component of executive compensation to motivate executives to improve the long--term performance and value of the Company and to promote loyalty and equity ownership in the Company by such individuals. The Compensation Committee bases awards of stock options principally on an individual's job grade, performance and length of service. Option grants are made annually at the fair market value of the Company's Common Stock, as determined by the Board of Directors, and vest over a four--year period.

In reviewing 1999 executive compensation and making recommendations for 2000, the Compensation Committee reviewed reports prepared by the Company's Human Resources Managers, which compared the base salary and total cash compensation package for each of the Company's Named Executive Officers and other senior officers of the Company with data compiled from independent compensation surveys providing general and industry--specific ranges and averages. The Compensation Committee also took into account the Company's performance during the period and such individual's contribution to the Company's performance. The Compensation Committee has generally proposed moderate increases in base salary and target bonuses for the Company's executive officers for 2000.

The Compensation Committee report was completed by Messrs. Gooding, Nolan and Wandel during a series of telephone meetings in October, November and December 1999.

COMPENSATION OF DIRECTORS

The Co-Chairmen of the Board of Directors receive $60,000 per year. As an executive officer of the Company, Mr. Wagner does not receive any compensation for serving on the Board of Directors. Other directors receive $20,000 per year, plus a fee of $2,500 per Board meeting attended and are reimbursed for their expenses incurred in connection with attendance of meetings of, and other activities relating to serving on, the Board of Directors. Such other directors who are Members of the Committees of the Board of Directors also receive $10,000 per year for their membership and participation in the meetings of such Committees.

The Company also instituted a stock option plan for its directors in fiscal year 1999. In fiscal 1999, all directors other than Mr. Wagner, Mr. Bates and Mr. Zeidler were granted options with respect to 15,000 shares under the directors' stock option plan. All options vest by September 30, 2000 and will automatically vest if a director is asked to step down.

The Company also established an Advisory Committee, made up of three members who receive $10,000 per annum plus an option to purchase 7,500 shares of the Company's common stock. Members of the Advisory Committee are also eligible for additional compensation with respect to extraordinary or unusual activities that are agreed upon in advance by the chief executive officer.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company with respect to the beneficial ownership of the common stock of the Company as of December 20, 1999, in each case as of such date, by (i) each of the current Directors of the Company, (ii) each Executive Officer, (iii) all Directors and executive officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such common stock. "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you "beneficially" own common stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding) have (or share the power to vote the stock, or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each of the Directors and executive officers listed have sole voting and investment power over his or her shares. As of December 20, 1999, there were 13,268,323 shares of common stock outstanding and approximately 40 holders of record.


                                                                       SHARES        PERCENTAGE
                                                                    BENEFICIALLY    BENEFICIALLY
NAME AND ADDRESS                                                      OWNED (1)       OWNED
-----------------------------------------------------------------   -------------   ------------
Hannover Finanz W&G Beteiligungsgesellschaft mbH (2).............      2,524,350           19.0%
DLJ Merchant Banking Partners II, L.P. (3).......................      1,681,476           12.7
Terence J. Gooding (4)(5)........................................      1,530,811           11.5
Burkhard Goltermann (6)(7).......................................      1,508,580           11.4
Albrecht Wandel (7)..............................................      1,301,570            9.8
Renate Wandel (7)................................................      1,052,430            7.9
Frank Goltermann (7).............................................        972,719            7.3
Ulrike Goltermann (7)............................................        787,622            5.9
Green Equity Investors II, L.P (8)...............................        760,326            5.7
Peter J. Nolan (9)...............................................        760,326            5.7
Peter M. Wagner (7)..............................................        282,529            2.1
Ben J. Constantini (7)...........................................        63,624              *
Joseph A. Budano (10)............................................        53,950              *
Sir Malcolm Bates (11)...........................................        20,000              *
Gerhard Zeidler (14).............................................        10,000              *
Joachim Simmross (13)............................................         6,666              *
Jean-Philippe Dara (7)...........................................         5,000              *
Karl--Heinz Eisemann (7).........................................         4,935              *
Wolfgang Schuster (7)............................................         3,290              *
Susan C. Schnabel (12)...........................................            --              --

    All directors and executive officers as a group (15).........     5,015,420            37.3

*     Less than 1%.
___________
Notes:
(1) Computed in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended.

(2) Address is Gunter-Wagner-Allee 13, D-30177 Hannover, Federal Republic of Germany.

(3) Consists of shares pursuant to 6,666 vested options to be assigned to DLJ Merchant Banking II, Inc. from Ms. Schnabel and shares held directly by the following investors related to DLJ Merchant Banking Partners II, L.P.

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

(4) Includes 1,050,000 shares held by Dr. Gooding's spouse, children and grandchildren and trusts for the benefit thereof over which Dr. Gooding has investment and voting control.

(5)    Address is P.O. Box 675517, Rancho Santa Fe, CA 92067

(6)    Includes 189,222 shares held by his spouse.

(7) Address is c/o Wavetek Wandel Goltermann GmbH, Box 1262, D--72795 Eningen u.A., Federal Republic of Germany.

(8)    Address is 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, CA
90025.

(9) Address is c/o Green Equity Investors II, L.P., 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, CA 90025. The shares shown as beneficially owned by Mr. Nolan include all of the shares owned of record by Green Equity Investors ("GEI"). GEI is a Delaware limited partnership managed by Leonard Green & Partners, L.P. ("LGP"), which is an affiliate of the general partner of GEI. Mr. Nolan, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control LGP and such general partner. LGP and such general partner may be deemed to control the voting and disposition of the shares of Common Stock of the Company owned by GEI. As such, Mr. Nolan may be deemed to have shared voting and investment power with respect to all shares held by GEI. However, Mr. Nolan disclaims beneficial ownership of the securities held by GEI except to the extent of his respective pecuniary interests therein.

(10) Address is c/o Wavetek U.S. Inc., 5808 Churchman Bypass, Indianapolis, IN 46203.

(11) Address is Mulberry Close, Croft Road, Goring--on--Thames, RG8 9ES, England, U.K.

(12) Address is c/o Donaldson, Lufkin & Jenrette Securities Corporation, 2121 Avenue of the Stars, Los Angeles, CA 90067. Ms. Schnabel is a Managing Director of DLJ. Beneficial ownership for Ms. Schnabel excludes shares shown as held by DLJMB and its affiliates, as to which Ms. Schnabel disclaims beneficial ownership.

(13) Address is c/o Hannover Finanz W&G Beteiligungsgesellschaft mbH, Gunter-Wagner -Allee 13, D-30177 Hannover, Federal Republic of Germany.
Share data for Mr. Simmross excludes shares shown as held by Hannover Finanz, as to which Mr. Simmross disclaims beneficial ownership.

(14) Address is c/o Dekra e.V., Handwerkerstr. 15, D-70565 Stuttgart, Federal Republic of Germany.

(15)   Consists of 13 persons.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its headquarters for its LAN and Test Tools business in San Diego from a corporation controlled by Dr. Gooding for an annual rent of $586,000, plus annual consumer price index adjustments, not to exceed 3% per annum. The lease expires in June 2006. See "Item 2. - Properties."

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

The Company leases certain offices and manufacturing facilities in Eningen, Germany for one of its German subsidiaries from Else Wandel, the mother of Albrecht Wandel and Renate Wandel. The Company pays annual rent of $262,000 under the lease, which was terminated in July 1999.

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

The Company has unsecured notes payable to stockholders at September 30, 1999 as follows: Frank Goltermann - $3,933,045; Hannover Finanz - $2,726,727; Albrecht Wandel - $1,636,036; Renate Wandel - $1,636,036; Burkhard Goltermann
- $508,197 and Ulrike Goltermann - $280,488. On September 30, 1999, interest was payable on these notes at 7.75%, payable quarterly. The notes are due at the earlier of an initial public offering of the Company's common stock or December 31, 2000. The Company recorded interest expense related to these obligations of $0.8 million, $0.8 million and $0.9 million, in 1999, 1998 and 1997, respectively.

On October 1, 1998, the Company entered into a consulting agreement with Mr. Wandel under which Mr. Wandel received fees of approximately $27,000, plus certain expenses. The consulting agreement was terminated on March 31, 1999.

Burkhard Goltermann is employed by the Company as Director of Corporate Treasury and received employment compensation from the Company in the amount of $84,000 in 1999.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

       (1)    Financial Statements

     The following consolidated financial statements of Wavetek Wandel Goltermann, Inc. are included in Item 8 of this report:

     Report of Arthur Andersen LLP, Independent Public Accountants
     Consolidated Balance Sheets as of September 30, 1999 and 1998
     Consolidated Statements of Operations for each of the three years in the period ended September 30, 1999
     Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 1999
     Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 1999
     Notes to Consolidated Financial Statements

      (2)    Financial Statement Schedules

             Schedule II, Valuation and Qualifying Accounts, is included herein.

      (3)    Index to Exhibits


       EXHIBIT NO.       DESCRIPTION OF EXHIBIT
         2.1             Exchange and Merger Agreement, dated as of June 12, 1998, by and among Wavetek
                         Corporation, Wandel & Goltermann Management Holding GmbH and the Stockholders
                         listed on the signature pages thereto (1)

         2.2             First Amendment to Exchange and Merger Agreement and Stockholders Agreement
                         dated September 25, 1998 (2)

         2.3             Agreement and Plan of Merger by and among Wandel & Goltermann Technologies,
                         Inc., Wandel & Goltermann Management Holding, GmbH and WG Merger Corp. dated
                         March 28, 1998 (3)

         3.1             Restated Certificate of Incorporation of Wavetek Wandel Goltermann, Inc. (2)

         3.2             Bylaws of Wavetek Corporation (4)

         3.3             Amendment No. 1 to the Bylaws of Wavetek Wandel & Goltermann, Inc., dated
                         September 30, 1998 (2)

         4.1             Indenture, dated as of June 11, 1997, among Wavetek Corporation, Wavetek U.S.
                         Inc. and The Bank of New York, as Trustee (5)

         4.2             Form of Notes (see Exhibit 4.1) (6)

         4.3             Form of Subsidiary Guarantee (see Exhibit 4.1) (7)

         4.4             First Supplemental Indenture, dated as of September 30, 1998, among Wandel &
                         Goltermann Technologies, Inc., Wandel & Goltermann A.T.E. Systems, Inc., Wandel
                         & Goltermann, Inc., W&G Equities, Inc. and The Bank of New York. (8)

         4.5             Second Supplemental Indenture, dated as of October 30, 1998, among Wavetek
                         Wandel Goltermann, Inc., Digital Transport Systems, Inc. and The Bank of New
                         York. (8)




         4.6             Stockholders Agreement, dated as of June 12, 1998 and effective as of the effective time by and among Wavetek Corporation and the Stockholders listed on the signature pages thereto.

         4.7             Third Supplemental Indenture, dated as of May 25, 1999, among Wavetek Wandel
                         Goltermann, Inc. and The Bank of New York.

         4.8             Wavetek Corporation Executive Benefits Plan, dated June 1, 1997.

         4.9             Wavetek Wandel Goltermann, Inc. Amended and Restated Stock Option Plan.

        10.1             Facilities Agreement in relation to a Multi-Currency Revolving Credit Facility and Bilateral Ancillary Facilities between Wavetek Wandel & Goltermann, Inc. as
                         Borrower, Wandel & Goltermann Technologies, Inc., as Guarantor, Commerzbank
                         Aktiengesellschaft and Deutsche Bank AG as Joint-Arrangers, Commerzbank
                         International S.A. as Agent and Others, dated December 23, 1998.

        10.2             Amendment Agreement, dated May 28, 1999, to a DEM 280,000,000 Facilities
                         Agreement in relation to a Multi-Currency Revolving Credit Facility and
                         Bilateral Ancillary Facilities, dated December 23, 1998, between Wavetek Wandel
                         Goltermann, Inc., as borrower, and Wandel & Goltermann Technologies, Inc., as guarantor, and Commerzbank Aktiengesellschaft and Deutsche Bank AG, as joint arrangers, and Commerzbank International S.A., as Agent, and Others (11)

        10.8             Employment Agreement, dated as of September 30, 1998, by and between Wavetek
                         Wandel Goltermann, Inc. and Peter Wagner. (8)

        10.9             Employment Agreement, dated as of September 30, 1998, by and between Wavetek
                         Wandel Goltermann, Inc. and Ben Constantini. (8)

        10.11            Contract of Employment, dated as of October 1, 1997, between Wandel & Goltermann
                         Management Holding GmbH and Karl-Heinz Eisemann. (8)

        10.15            Lease Agreement, dated October 1, 1984, between W&G Associates and W&G
                         Instruments, Incorporated (9)

        10.16            Lease Agreement, dated May 18, 1994, between W&G Associates and Wandel &
                         Goltermann Technologies, Inc. (10)

        10.17            Employment Agreement dated as of August 1, 1999, by and between Wavetek Wandel
                         Goltermann, Inc. and Joe Budano.

        10.18            Employment Agreement dated as of January 14, 1999, by and between Wavetek Wandel
                         & Goltermann Management Holding GmbH and Jean-Philippe Dara.

         12              Schedule Re: Computation of Ratio of Earnings to Fixed Charges

         21              Subsidiaries of Registrant

         27              Financial Data Schedule

______________________
Notes:
       (1) Incorporated by reference from Exhibit 10.1 to Wavetek Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 filed with the Commission on August 14, 1998.

       (2) Incorporated by reference from the Company's Current Report on Form 8-K dated October 6, 1998 filed with the Commission on October 6, 1998.

       (3)    Incorporated by reference from Appendix A of Exhibit (d) (3) of
              Schedule 13E-3 of Wandel & Goltermann Technologies, Inc. and Wandel & Goltermann Management Holding, GmbH, file number 0-25176 filed with the Commission on June 1, 1999.

       (4) Incorporated by reference from exhibit 3-7 to Registration Statement of Wavetek Corporation on Form S-4 filed with the Commission on July 27, 1997.

       (5) Incorporated by reference from exhibit 4.1 to Registration Statement of Wavetek Corporation on Form S-4 filed with the Commission on July 27, 1997.

       (6) Incorporated by reference from exhibit 4.2 to Registration Statement of Wavetek Corporation on Form S-4 filed with the Commission on July 27, 1997.

       (7) Incorporated by reference from exhibit 4.3 to Registration Statement of Wavetek Corporation on Form S-4 filed with the Commission on July 27, 1997.

       (8) Incorporated by reference from the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 14, 1998.

       (9) Incorporated by reference from exhibit 10.3 to Registration Statement of Wandel & Goltermann Technologies, Inc. on Form S-1, file number 33-74564.

      (10) Incorporated by reference from Quarterly Report of Wandel & Goltermann Technologies, Inc. on Form 10-Q for the quarter ended June 30, 1994, file number 0-23742.

      (11) Incorporated by reference from Quarterly Report on Form 10-Q of the Company filed with the Commission on August 13, 1999.

    (b)  Reports on Form 8-K

           None.

    (c) All required exhibits have been filed or incorporated by reference in this form.

    (d)  Schedule II, Valuation and Qualifying Accounts, is included herein.

                        WAVETEK WANDEL GOLTERMANN, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)


                                      Balance at          Fiscal          Balance at          Fiscal          Balance at
                                     September 30,         1998          September 30,         1999          September 30,
     Description                         1997            activity            1998            activity            1999
     -----------                         ----            --------            ----            --------            ----
Allowances for doubtful accounts         1,938             2,494             4,432               176               4,608
                                        ------             -----            ------            ------              ------
Warranty reserves                        1,306             2,833             4,139               (98)              4,041
                                        ------             -----            ------            ------              ------
Valuation allowance                     10,889             4,263            15,152              (380)             14,772
                                        ------             -----            ------            ------              ------
Restructuring reserves                      --             2,937             2,937            (2,253)                684
                                        ------             -----            ------            ------              ------

Note: All reserves are reflected as a reduction of the balance in the corresponding asset or liability accounts on the Consolidated Balance Sheet.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WAVETEK WANDEL GOLTERMANN, INC.

                                  /S/  Karl-Heinz  Eisemann
                                  --------------------------------
                                  Karl-Heinz Eisemann
                                  Executive Vice President, Chief
                                  Financial Officer, Treasurer and
                                  Secretary (principal financial
                                  officer and principal accounting
                                  officer)
                                  Dated:  December 23, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                                           DATE

/S/ Peter Wagner                                              December 23, 1999
------------------------------------------------
Peter Wagner, President, Chief Executive Officer
and Director

/S/ Terence J. Gooding                                        December 23, 1999
------------------------------------------------
Terence J. Gooding, Co-Chairman of the Board

/S/ Albrecht Wandel                                           December 23, 1999
------------------------------------------------
Albrecht Wandel, Co-Chairman of the Board

/S/ Karl-Heinz Eisemann                                       December 23, 1999
------------------------------------------------
Karl-Heinz Eisemann, Executive Vice President,
Chief Financial Officer, Treasurer and Secretary



/S/ Malcolm Bates                                             December 23, 1999
------------------------------------------------
Sir Malcolm Bates, Director

/S/ Susan C. Schnabel                                         December 23, 1999
------------------------------------------------
Susan C. Schnabel, Director