Form 10-Q
period 1999-12-31
WAVETEK WANDEL & GOLTERMANN INC
filed 2000-02-14
CIK 1043015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended December 31, 1999.

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the transition period from _____ to _____.

                        Commission file number 333-32195

                         WAVETEK WANDEL GOLTERMANN, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          DELAWARE                                        33-0457664
          --------                                        ----------
State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
Incorporation or Organization)


              1030 SWABIA COURT
    RESEARCH TRIANGLE PARK, NORTH CAROLINA                 27709-3585
    --------------------------------------                 ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____.


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of February 14, 2000, Registrant had only one class of common stock, of which there were 13,308,323 shares outstanding.

                         WAVETEK WANDEL GOLTERMANN, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS
                Consolidated Balance Sheets as of December 31, 1999 and September 30, 1999
                Consolidated Statements of Operations for the Three Months Ended December 31,
                   1999 and December 31, 1998
                Consolidated Statements of Cash Flows for the Three Months Ended December 31, 1999
                   and December 31, 1998
                Notes to Consolidated Financial Statements

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK


PART II - OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

ITEM 2.         CHANGES IN SECURITIES

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.         EXHIBITS AND REPORTS ON FORM 8-K


PART I - FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                         WAVETEK WANDEL GOLTERMANN, INC.
                           CONSOLIDATED BALANCE SHEETS
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   DECEMBER 31,    SEPTEMBER 30,
                                                                                       1999             1999
                                                                                 ----------------- ---------------
                                                                                   (unaudited)         (note)
                                                       ASSETS
      Current assets:
        Cash and cash equivalents...............................................    $  13,530        $  17,089
        Accounts receivable (less allowance for doubtful accounts of $4,475 at
          December 31, 1999 (unaudited) and $4,608 at September 30, 1999).......      103,831          102,532
        Inventories.............................................................       66,308           62,515
        Deferred income taxes...................................................        2,820            8,922
        Other current assets....................................................       12,284           13,636
                                                                                 ----------------- ---------------
      Total current assets......................................................      198,773          204,694

      Property, plant and equipment, net........................................       58,075           60,575
      Intangible assets, net....................................................      157,405          162,482
      Other non-current assets..................................................        6,146            6,982
                                                                                 ----------------- ---------------
      Total assets..............................................................    $ 420,399        $ 434,733
                                                                                 ================= ===============



                                        LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
        Notes payable to banks..................................................    $  16,984        $  17,510
        Current portion of long-term obligations................................        5,689            6,202
        Current portion of long-term obligations to related parties.............       10,079           10,721
        Trade payables..........................................................       32,761           31,549
        Accrued compensation....................................................       19,052           26,626
        Income taxes payable....................................................        4,362            4,250
        Other current liabilities...............................................       39,046           38,838
                                                                                 ----------------- ---------------
      Total current liabilities.................................................      127,973          135,696
      Long-term obligations, net of current portion.............................      224,233          228,083
      Pension liabilities.......................................................       34,552           35,671
      Deferred income taxes.....................................................        2,060            7,957
      Other non-current liabilities.............................................        9,114            9,389
                                                                                 ----------------- ---------------
      Total liabilities.........................................................      397,932          416,796
                                                                                 ----------------- ---------------
      Commitments and contingencies
      Stockholders' equity:
        Common stock, par value $.01, 50,000 shares authorized, 13,308 shares at
          December 31, 1999 and 13,202 shares at September 30, 1999
          issued and outstanding................................................          133              132
        Additional paid-in capital..............................................       73,118           72,948
        Accumulated deficit.....................................................      (62,406)         (65,641)
        Other comprehensive income..............................................       11,622           10,498
                                                                                 ----------------- ---------------
      Total stockholders' equity................................................       22,467           17,937
                                                                                 ----------------- ---------------
      Total liabilities and stockholders' equity................................    $ 420,399        $ 434,733
                                                                                 ================= ===============



Note: The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See Notes to Consolidated Financial Statements.

                         WAVETEK WANDEL GOLTERMANN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                 -------------------------------
                                                                      1999            1998
                                                                 --------------- ---------------
      Net sales..................................................   $135,577        $126,465
      Cost of goods sold.........................................     52,993          54,635
                                                                 --------------- ---------------
      Gross margin...............................................     82,584          71,830
      Operating expenses:
        Marketing and selling....................................     37,068          35,522
        Research and development.................................     17,777          17,844
        General and administrative...............................     10,637          12,088
        Amortization of intangible assets........................      4,439           4,816
        Provisions for restructuring operations and other
          non-recurring charges..................................        369              --
                                                                 --------------- ---------------
                   Total operating expenses                           70,290          70,270
                                                                 --------------- ---------------
      Operating income...........................................     12,294          1,560
      Other (income) expense, net:
        Interest income..........................................       (260)           (233)
        Interest expense.........................................      5,361           5,191
        Other, net...............................................      1,312           (239)
                                                                 --------------- ---------------
                   Other (income) expense, net                         6,413           4,719
                                                                 --------------- ---------------
      Income (loss) before provision (benefit) for income              5,881           (3,159)
        taxes..
      Provision (benefit) for income taxes.......................      2,646           (2,022)
                                                                 --------------- ---------------
      Net income (loss)..........................................   $  3,235        $  (1,137)
                                                                 =============== ===============

      Basic net income (loss) per share..........................   $   0.24        $  (0.09)
                                                                 =============== ===============

      Weighted average number of shares outstanding-basic........     13,264          13,202
                                                                 =============== ===============

      Diluted net income (loss) per share........................   $   0.24        $  (0.09)
                                                                 =============== ===============

      Weighted average number of shares outstanding-diluted......     13,482          13,202
                                                                 =============== ===============


                 See Notes to Consolidated Financial Statements.

                         WAVETEK WANDEL GOLTERMANN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                               ---------------------------
                                                                                    1999          1998
                                                                               ------------  -------------
      OPERATING ACTIVITIES:
      Net income (loss).......................................................    $  3,235     $ (1,137)
      Adjustments to reconcile net income (loss) to net cash provided by (used
        in) operating activities:
        Depreciation and amortization expense.................................       7,904        8,331
        Restructuring and other non-recurring charges.........................         369           --
        Deferred income taxes.................................................         248       (4,352)
        Changes in operating assets and liabilities:
          Accounts receivable.................................................      (1,575)       1,232
          Inventories.........................................................      (4,595)       6,156
          Other current assets................................................       2,652       (2,356)
          Accounts payable and accrued expenses...............................      (8,156)     (21,293)
          Income taxes payable, net...........................................         134        2,137
          Pension liabilities.................................................      (1,356)       2,223
          Other, net..........................................................       3,692          155
                                                                               ------------  -------------
      Net cash provided by (used in) operating activities.....................       2,552       (8,904)

      INVESTING ACTIVITIES:
      Purchase of property, plant and equipment...............................      (3,374)      (2,709)
                                                                               ------------  -------------
      Net cash used in investing activities...................................      (3,374)      (2,709)

      FINANCING ACTIVITIES:
      Proceeds from revolving lines of credit and long-term obligations.......      26,079       96,570
      Principal payments on revolving lines of credit and long-term obligations    (28,400)    (103,949)
                                                                               ------------  -------------
      Net cash used in financing activities...................................      (2,321)      (7,379)

      Effect of exchange rate changes on cash and cash equivalents............        (416)          18
                                                                               ------------  -------------
      Increase (decrease) in cash and cash equivalents........................      (3,559)     (18,974)

      Cash and cash equivalents at beginning of period........................      17,089       35,544
                                                                               ------------  -------------
      Cash and cash equivalents at end of period..............................    $ 13,530     $ 16,570
                                                                               ============  =============

      SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
      Cash paid for interest..................................................    $  6,270     $  7,318
                                                                               ============  =============
      Cash paid for income taxes..............................................    $    702     $    460
                                                                               ============  =============


                 See Notes to Consolidated Financial Statements.

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  ORGANIZATION AND BASIS OF PRESENTATION

The Company is a leading global designer, manufacturer, and marketer of a broad range of communications test instruments used to develop, manufacture, install, and maintain communications networks and equipment. The Company conducts its communications test business, which addresses most sectors of the communications test market, in four product areas: (1) Telecom Networks (traditional voice/data transmissions and new multi-service networks), (2) Enterprise Networks (local and wide-area network infrastructures), (3) Multimedia (cable television and digital video broadcast), and (4) Wireless (mobile telephony and data). These products provide comprehensive testing solutions to a wide range of end users. The Company's high-end instruments are used during the product development phase to stress test product functionality and performance. Other products are used during the production process to verify conformance to manufacturing specifications, while the Company's enhanced portable field service tools enable field technicians to quickly install, repair and maintain complex network infrastructures, as well as validate service levels. The Company also provides distributed remote test systems to many of its service provider customers, which allow such customers to more efficiently utilize their network engineers to monitor and test service levels. In addition, the Company provides repair, upgrade, and calibration services, as well as value-added professional services such as consulting and training on a worldwide basis.

The accompanying consolidated financial statements, which include the operations of the Company and its wholly-owned subsidiaries, and the financial information included herein are unaudited, except for September 30, 1999. However, such information includes all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to fairly state the results of the interim periods. Interim results are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain items in the prior years have been reclassified to conform to the current year presentation.

2.  NET INCOME (LOSS) PER SHARE

The Company computes earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, EARNINGS PER SHARE ("SFAS 128"). Basic net income (loss) per share is based only on average common shares outstanding and excludes the dilutive effects of the Company's outstanding stock options. Diluted net income (loss) per share includes the dilutive effect of the Company's outstanding stock options. The Company has a simple capital structure and, accordingly, the only difference in the Company's computations of basic and diluted net income (loss) per share is the dilutive effect of outstanding stock options. For the three months ended December 31, 1998, the effect of outstanding stock options would have been anti-dilutive and, therefore, was not considered in the computation of diluted loss per share for such period. All net income
(loss) per share amounts for all periods have been presented in accordance with the requirements of SFAS 128.

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. FINANCIAL STATEMENT DETAILS

Inventories consist of the following:


                                                             DECEMBER 31,    SEPTEMBER 30,
                                                                 1999            1999
                                                            ---------------  --------------
                                                                (DOLLARS IN THOUSANDS)
       Materials........................................      $ 15,553         $ 13,997
       Work-in-progress.................................        16,971           18,172
       Finished goods...................................        33,784           30,346
                                                            ---------------  --------------
                                                              $ 66,308         $ 62,515
                                                            ===============  ==============


4. OTHER COMPREHENSIVE INCOME (LOSS)

On October 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which established standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). The Company's current and accumulated other comprehensive income (loss) as of the three months ended December 31, 1999 and 1998 is comprised solely of foreign currency translation adjustments.

Comprehensive income (loss) is as follows:


                                                             THREE MONTHS ENDED DECEMBER
                                                                         31,
                                                            -------------------------------
                                                                 1999            1998
                                                            ---------------  --------------
                                                                (DOLLARS IN THOUSANDS)
       Net income (loss)................................      $  3,235         $ (1,137)
       Foreign currency translation adjustments.........         1,124             (326)
                                                            ---------------  --------------
       Comprehensive income (loss)......................      $  4,359         $ (1,463)
                                                            ===============  ==============


5. SEGMENT INFORMATION

Based on its organizational structure prior to January 2000, the Company previously operated in two reportable segments: communications test and other test products. The Company's communications test business includes Telecom Networks, Enterprise Networks, Multimedia, Wireless and the Service business. Other test products included Test Tools, Precision Measurement Instruments, and electromagnetic measurement instruments.

The Company's chief operating decision makers utilize revenue and operating income (loss) information, as defined below, in assessing performance and making overall operating decisions and resource allocations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Information about the Company's operating segments for the three months ended December 31, 1999 and 1998 is as follows (in thousands):


                                                        COMMUNICATIONS         OTHER TEST          CORPORATE/
                                                             TEST               PRODUCTS             OTHER               TOTAL
                                                       -----------------    -----------------    ---------------     --------------
REVENUES:
  1999...........................................      $       125,975      $        9,602       $          --       $     135,577
  1998...........................................      $       119,256      $        7,209       $          --       $     126,465

OPERATING INCOME (LOSS):
  1999 (1).......................................      $       16,090       $        1,524       $        (512)      $      17,102
  1998 (1).......................................      $       11,938       $          722       $      (6,284)      $       6,376


Information about the Company's operating segments as of December 31, 1999 and September 30, 1999 is as follows (in thousands):


                                                        COMMUNICATIONS         OTHER TEST          CORPORATE/
                                                             TEST               PRODUCTS           OTHER (2)             TOTAL
                                                       -----------------    -----------------    ---------------     --------------
TOTAL ASSETS:
  December 31, 1999..............................      $       116,599      $        6,998       $      296,802      $     420,399
  September 30, 1999.............................      $       129,426      $        6,749       $      298,558      $     434,733


Notes:
(1) Operating income (loss) on reportable segments is defined by management as operating income (loss), including intersegment profits, and excluding amortization of intangible assets and restructuring and other non-recurring charges.

(2) Corporate/Other assets include purchased intangible assets and investments in subsidiaries at December 31, 1999 and September 30, 1999 totaling $231,594 and $237,499, respectively.

6. SUBSEQUENT EVENTS

SALE OF PRECISION MEASUREMENT AND TEST TOOLS DIVISIONS

In January 2000 the Company completed the sale of its precision measurement and test tools divisions to Fluke Electronics Corporation, a subsidiary of Danaher Corporation. It was determined that these businesses were not a strategic fit with the Company's core communications test business. Sales for the three months ended December 31, 1999 amounted to $8.8 million and fiscal year 1999 sales totaled $25.8 million. There were no significant gains or losses realized on the sale of these two divisions.

MERGER WITH DYNATECH CORPORATION

On February 14, 2000, the Company, Dynatech corporation, a Delaware corporation ("Dynatech"), and DWW Acquisition Corporation, a Delaware corporation and indirect subsidiary of Dynatech ("Mergerco"), entered into an Agreement and Plan of Merger pursuant to which Mergerco would merge with the Company, with the Company as the surviving corporation. The merger is subject to customary closing conditions, including obtaining applicable competition law approvals. In the merger, at the election of holders of the Company's common stock, such holders will be entitled to receive with respect to each share of common stock of the Company (i) $25.00 or (ii) 4.49 shares of common stock of Dynatech. The aggregate transaction value is approximately $600 million, which includes approximately $245 million of the Company's indebtedness.

The merger will constitute a change in control with respect to the Company's 10.125% Senior Subordinated Notes due June 14, 2007. As a result, the Company will be obligated to send to the holders of the notes within ten days following the closing of the merger an offer to purchase the notes at 101% of their principal amount. Such offer must specify a day not less than 30 and not more than 60 days from the date the Company's notice is mailed on which the Company will purchase all notes tendered to the Company.

In connection with the merger, Dynatech intends to enter into a new multi-currency senior credit facility with a syndicate of banks for an aggregate principal amount of approximately $860 million including revolver and term loans, and to sell newly-issued common stock to Clayton, Dubilier & Rice Fund VI Limited Partnership ("Fund VI"), an affiliate of Dynatech's controlling stockholder, at a price per share of $4.00. In addition, Dynatech expects to make a rights offering to the company's other stockholders to purchase newly issued shares at the same price offered to Fund VI. It is anticipated that approximately $250 million of new equity will be raised through the sale of Fund VI, the rights offering and the issuance of Dynatech common stock in the merger.

7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA

The Company's payment obligations under its Notes are guaranteed by all of the Company's current and future domestic subsidiaries (collectively, the "Subsidiary Guarantors"). WGTI, Wandel & Goltermann ATE Systems, Inc., and Wavetek U.S. Inc. and its subsidiary, Digital Transport Systems, Inc. are shown as Subsidiary Guarantors for all periods presented. Such guarantees are full and unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has deemed that they would not be material to investors. The following supplemental condensed consolidating financial data sets forth, on an unconsolidated basis, balance sheets, statements of operations, and statements of cash flows data for
(i) the Company (Wavetek Wandel Goltermann, Inc., formerly Wavetek Corporation, the issuer of the Notes), (ii) the current Subsidiary Guarantors, and (iii) the Company's foreign subsidiaries (the "Foreign Subsidiaries"). The supplemental financial data reflects the investments of the Company in the Subsidiary Guarantors and the Foreign Subsidiaries using the equity method of accounting.

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                          CONSOLIDATING BALANCE SHEETS
                             AS OF DECEMBER 31, 1999
                        (DOLLARS AND SHARES IN THOUSANDS)


                                                      WAVETEK
                                                      WANDEL
                                                    GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                       INC.       GUARANTORS    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                    -----------  ------------   ------------  ------------    ------------
                                                          ASSETS
Current assets:
   Cash and cash equivalents......................  $  (1,582)   $    3,895     $    11,217   $        --     $   13,530

   Accounts receivable (less allowance for
     doubtful accounts of $4,475).................     43,168        56,098          93,921       (89,356)       103,831
   Inventories....................................        -          16,780          53,835        (4,307)        66,308
   Deferred income taxes..........................        561         4,896          (3,135)          498          2,820
   Other current assets...........................         27           972          11,285            --         12,284
                                                    -----------  ------------   ------------  ------------    ------------
Total current assets..............................     42,174        82,641         167,123       (93,165)       198,773
Property, plant and equipment, net................      1,276         7,765          49,034            --         58,075
Intangible assets, net............................      5,413       106,916          45,076            --        157,405
Investment in subsidiaries........................    173,818            --              --      (173,818)            --
Other non-current assets..........................          6         1,842           4,298            --          6,146
                                                    -----------  ------------   ------------  ------------    ------------
Total assets......................................  $ 222,687    $  199,164     $   265,531   $  (266,983)    $  420,399
                                                    ===========  ============   ============  ============    ============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks.........................  $      --     $      --     $    16,984    $       --     $   16,984
   Current portion of long-term obligations.......         --           685           5,004            --          5,689
   Current portion of long-term obligations to
     related parties..............................         --            --          10,079            --         10,079
   Trade payables.................................     23,235        24,864          64,783       (80,121)        32,761
   Accrued compensation...........................        655         3,877          14,520            --         19,052
   Income taxes payable...........................    (21,718)       21,338           4,742            --          4,362
   Other current liabilities......................      2,065         5,362          31,619            --         39,046
                                                    -----------  ------------   ------------  ------------    ------------
Total current liabilities.........................      4,237        56,126         147,731       (80,121)       127,973
Long-term obligations, net of current portion.....    196,493         7,696          29,276        (9,232)       224,233
Pension liabilities...............................         --           544          34,008            --         34,552
Deferred income taxes.............................       (519)       19,746         (17,167)           --          2,060
Other non-current liabilities.....................          9         3,730           5,375            --          9,114
                                                    -----------  ------------   ------------  ------------    ------------
Total liabilities.................................    200,220        87,842         199,223       (89,353)       397,932
                                                    -----------  ------------   ------------  ------------    ------------
Commitments and contingencies
Stockholders' equity:
   Common stock...................................        133            --              --            --            133
   Additional paid-in capital.....................     73,118       171,121          87,187      (258,308)        73,118
   Accumulated deficit............................    (62,406)      (59,771)        (32,533)       92,304        (62,406)
   Other comprehensive income (loss)..............     11,622           (28)         11,654       (11,626)        11,622
                                                    -----------  ------------   ------------  ------------    ------------
Total stockholders' equity........................     22,467       111,322          66,308      (177,630)        22,467
                                                    -----------  ------------   ------------  ------------    ------------
Total liabilities and stockholders' equity........  $ 222,687    $  199,164     $   265,531   $  (266,983)    $  420,399
                                                    ===========  ============   ============  ============    ============


                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                          CONSOLIDATING BALANCE SHEETS
                            AS OF SEPTEMBER 30, 1999
                             (DOLLARS IN THOUSANDS)


                                                      WAVETEK
                                                      WANDEL
                                                    GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                       INC.       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    -----------  ------------   ------------  ------------    ------------
                                                          ASSETS
Current assets:
   Cash and cash equivalents......................  $      11    $     4,578    $    12,500   $        --     $  17,089
     Accounts receivable (less allowance for
     doubtful accounts of $4,608).................     42,956         46,715         87,312       (74,451)       102,532
   Inventories....................................         --         13,884         52,388        (3,757)        62,515
   Deferred income taxes..........................        561          4,482          3,879            --          8,922
   Other current assets...........................        156          1,917         11,563            --         13,636
                                                    -----------  ------------   ------------  ------------    ------------
Total current assets..............................     43,684         71,576        167,642       (78,208)       204,694
Property, plant and equipment, net................      1,361          8,013         51,201            --         60,575
Intangible assets, net............................      5,617        110,170         46,695            --        162,482
Investment in subsidiaries........................    167,992             --             --      (167,992)            --
Other non-current assets..........................          6          1,988          4,988            --          6,982
                                                    -----------  ------------   ------------  ------------    ------------
Total assets......................................  $ 218,660    $   191,747    $  270,526    $  (246,200)    $  434,733
                                                    ===========  ============   ============  ============    ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable..................................  $      --    $        --    $    17,510   $        --     $   17,510
   Current portion of long-term obligations ......         --            685          5,517            --          6,202
   Current portion of long-term obligations to
     related parties..............................         --             --         10,721            --         10,721
   Trade payables.................................     17,236         17,322         61,873       (64,882)        31,549
   Accrued compensation...........................        396          6,734         19,496            --         26,626
   Income taxes payable...........................    (18,986)        18,978          4,258            --          4,250
   Other current liabilities......................      4,516          5,786         28,536            --         38,838
                                                    -----------  ------------   ------------  ------------    ------------
Total current liabilities.........................      3,162         49,505        147,911       (64,882)       135,696
Long-term obligations, net of current portion.....    198,080          7,784         31,695        (9,476)       228,083
Pension liabilities...............................         --             --         35,671            --         35,671
Deferred income taxes.............................       (519)        19,953        (11,477)           --          7,957
Other non-current liabilities.....................         --          4,088          5,301            --          9,389
                                                    -----------  ------------   ------------  ------------    ------------
Total liabilities                                     200,723         81,330        209,101       (74,358)       416,796
                                                    -----------  ------------   ------------  ------------    ------------
Commitments and contingencies
Stockholders' equity:
   Common stock...................................        132             --             --            --            132
   Additional paid-in capital.....................     72,948        171,121         87,187      (258,308)        72,948
   Accumulated deficit............................    (65,641)       (60,682)       (36,282)       96,964        (65,641)
   Other comprehensive income (loss)..............     10,498            (22)        10,520       (10,498)        10,498
                                                    -----------  ------------   ------------  ------------    ------------
Total stockholders' equity........................     17,937        110,417         61,425      (171,842)        17,937
                                                    -----------  ------------   ------------  ------------    ------------
Total liabilities and stockholders' equity........  $ 218,660    $   191,747    $   270,526   $  (246,200)    $  434,733
                                                    ===========  ============   ============  ============    ============


                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                      WAVETEK
                                                      WANDEL
                                                    GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                       INC.       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    -----------  ------------   ------------  ------------    ------------
Net sales.........................................  $      --    $    46,653    $  108,610    $   (19,686)    $  135,577
Cost of goods sold................................         --         21,679        50,451        (19,137)        52,993
                                                    -----------  ------------   ------------  ------------    ------------
Gross margin......................................         --         24,974        58,159           (549)        82,584
Operating expenses:
   Marketing and selling..........................        531          9,738        26,799             --         37,068
   Research and development.......................         --          5,685        12,092             --         17,777
   General and administrative.....................        289          3,350         6,998             --         10,637
   Amortization of intangible assets..............        (21)         3,087         1,373             --          4,439
   Provisions for restructuring operations and
     other non-recurring charges..................         --              4           365             --            369
                                                    -----------  ------------   ------------  ------------    ------------
      Total operating expenses....................        799         21,864        47,627             --         70,290
                                                    -----------  ------------   ------------  ------------    ------------
Operating income (loss)...........................       (799)         3,110        10,532           (549)        12,294
Other (income) expense, net:
   Interest income................................       (517)           (25)         (235)           517           (260)
   Interest expense...............................      3,941            276         1,661           (517)         5,361
   Equity in net (income) loss of subsidiaries....     (5,105)            --            --          5,105             --
   Other, net.....................................        472            252           588             --          1,312
                                                    -----------  ------------   ------------  ------------    ------------
      Other (income) expense, net.................     (1,209)           503         2,014          5,105          6,413
                                                    -----------  ------------   ------------  ------------    ------------
Income (loss) before provision (benefit) for
   income taxes...................................        410          2,607         8,518         (5,654)         5,881
Provision (benefit) for income taxes..............     (2,825)         1,695         4,772           (996)         2,646
                                                    -----------  ------------   ------------  ------------    ------------
Net income (loss).................................  $   3,235    $       912    $    3,746    $    (4,658)    $    3,235
                                                    ===========  ============   ============  ============    ============


                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


                                                      WAVETEK
                                                      WANDEL
                                                    GOLTERMANN,   SUBSIDIARY      FOREIGN
                                                       INC.       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    -----------  ------------   ------------  ------------    ------------
Net sales.........................................   $    --     $    38,834    $  104,481    $   (16,850)    $  126,465
Cost of goods sold................................        28          20,758        48,707        (14,858)        54,635
                                                    -----------  ------------   ------------  ------------    ------------
Gross margin......................................       (28)         18,076        55,774         (1,992)        71,830
Operating expenses:
   Marketing and selling..........................     1,025           9,060        25,437             --         35,522
   Research and development.......................        --           5,343        12,501             --         17,844
   General and administrative.....................     1,061           2,989         8,038             --         12,088
   Amortization of intangible assets..............        36           3,008         1,772             --          4,816
                                                    -----------  ------------   ------------  ------------    ------------
      Total operating expenses....................     2,122          20,400        47,748             --         70,270
                                                    -----------  ------------   ------------  ------------    ------------
Operating income (loss)...........................    (2,150)         (2,324)        8,026         (1,992)         1,560
Other (income) expense, net:
   Interest income................................       (34)            (50)         (149)            --           (233)
   Interest expense...............................     2,869             140         2,182             --          5,191
   Equity in net (income) loss of subsidiaries....    (2,012)             --         1,452            560             --
   Other, net.....................................      (135)           (253)          149             --           (239)
                                                    -----------  ------------   ------------  ------------    ------------
      Other (income) expense, net.................       688            (163)        3,634            560          4,719
                                                    -----------  ------------   ------------  ------------    ------------
Income (loss) before provision (benefit) for
   income taxes...................................    (2,838)         (2,161)        4,392         (2,552)        (3,159)
Provision (benefit) for income taxes..............    (1,701)            231         3,955         (4,507)        (2,022)
                                                    -----------  ------------   ------------  ------------    ------------
Net income (loss).................................  $ (1,137)    $    (2,392)   $      437    $     1,955     $   (1,137)
                                                    ===========  ============   ============  ============    ============


                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                                    WAVETEK
                                                      WANDEL
                                                    GOLTERMANN,   SUBSIDIARY     FOREIGN
                                                       INC.       GUARANTORS   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                    -----------  ------------   ------------  ------------    ------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating
   activities...................................    $   3,338    $   (1,894)    $    1,108    $      --       $    2,552
INVESTING ACTIVITIES
Purchase of property and equipment..............          (51)         (426)        (2,897)          --           (3,374)
                                                    -----------  ------------   ------------  ------------    ------------
Net cash provided by (used in) investing
   activities...................................          (51)         (426)        (2,897)          --           (3,374)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit and
   long-term obligations........................       26,079            --             --           --           26,079
Principal payments on revolving lines of credit
   and long-term obligations....................      (28,400)          (62)            62           --          (28,400)
Capital contribution from Wavetek Wandel
   Goltermann, Inc. to subsidiary...............           --           650           (650)          --               --
Loans to subsidiaries from Wavetek Wandel
   Goltermann, Inc..............................       (1,461)           --           1,461          --               --
Repayment of loan from subsidiary to Wavetek
   Wandel Goltermann, Inc.......................          297           (26)           (271)         --               --
Repayment of loans from subsidiaries............       (1,575)                        1,575          --               --
Other, net......................................          180         1,075          (1,255)         --               --
                                                    -----------  ------------   ------------  ------------    ------------
Net cash provided by (used in) financing
   activities...................................       (4,880)        1,637            922           --           (2,321)
Effect of exchange rate changes on cash and
   cash equivalents.............................           --            --           (416)          --             (416)
                                                    -----------  ------------   ------------  ------------    ------------
Increase (decrease) in cash and cash
   equivalents..................................       (1,593)         (683)        (1,283)          --           (3,559)
Cash and cash equivalents at beginning of
   period.......................................           11         4,578         12,500           --           17,089
                                                    -----------  ------------   ------------  ------------    ------------
Cash and cash equivalents at end of period......    $  (1,582)   $    3,895     $   11,217    $      --       $   13,530
                                                    ===========  ============   ============  ============    ============


                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)


                                                      WAVETEK
                                                      WANDEL
                                                    GOLTERMANN,   SUBSIDIARY     FOREIGN
                                                        INC.      GUARANTORS    SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                    -----------  ------------   ------------  ------------    ------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating
   activities...................................    $  (11,223)  $     4,743    $    (2,424)  $       --      $    (8,904)
INVESTING ACTIVITIES
Purchase of property and equipment..............          (455)         (637)        (1,617)          --           (2,709)
Transfer of subsidiaries........................       (28,536)           --         28,536           --               --
                                                    -----------  ------------   ------------  ------------    ------------
Net cash provided by (used in) investing
   activities...................................       (28,991)         (637)        26,919           --           (2,709)
FINANCING ACTIVITIES
Proceeds from revolving lines of credit and
   long-term obligations........................        77,889         1,402         17,279           --           96,570
Principal payments on revolving lines of credit
   and long-term obligations....................       (58,463)       (1,775)       (43,711)          --         (103,949)
Capital contribution from Wavetek Wandel
   Goltermann, Inc. to subsidiary...............        (2,034)           --          2,034           --               --
Loans to subsidiaries...........................        (5,832)          (66)         5,898           --               --
Repayment of loans to subsidiaries..............        28,996       (28,996)            --           --               --
                                                    -----------  ------------   ------------  ------------    ------------
Net cash provided by (used in) financing
   activities...................................        40,556       (29,435)       (18,500)          --           (7,379)
Effect of exchange rate changes on cash and
   cash equivalents.............................            --            --             18           --               18
                                                    -----------  ------------   ------------  ------------    ------------
Increase (decrease) in cash and cash equivalents           342       (25,329)         6,013           --          (18,974)
Cash and cash equivalents at beginning of
   period.......................................            19        31,143          4,382           --           35,544
                                                    -----------  ------------   ------------  ------------    ------------
Cash and cash equivalents at end of period......    $      361   $     5,814    $    10,395   $       --      $    16,570
                                                    ===========  ============   ============  ============    ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements included in Item 1 herein.

GENERAL

The Company is a leading global designer, manufacturer, and marketer of a broad range of communications test instruments used to develop, manufacture, install, and maintain communications networks and equipment. The Company conducts its communications test business, which addresses most sectors of the communications test market, in four product areas: (1) Telecom Networks (traditional voice/data transmissions and new multi-service networks), (2) Enterprise Networks (local and wide-area network infrastructures), (3) Multimedia (cable television and digital video broadcast), and (4) Wireless (mobile telephony and data). These products provide comprehensive testing solutions to a wide range of end users. The Company's high-end instruments are used during the product development phase to stress test product functionality and performance. Other products are used during the production process to verify conformance to manufacturing specifications, while the Company's enhanced portable field service tools enable field technicians to quickly install, repair, and maintain complex network infrastructure, as well as validate service levels. The Company also provides distributed remote test systems to many of its service provider customers, which allow such customers to more efficiently utilize their network engineers to monitor and test service levels. In addition, the Company provides repair, upgrade, and calibration services, as well as value-added professional services such as consulting, training and rental services on a worldwide basis.

The Company sells its products to a broad base of over 5,000 customers worldwide, including (1) global communications equipment manufacturers such as, Alcatel, 3Com, Cisco Systems, Ericsson, IBM, Lucent Technologies, Motorola, NCR Corporation, Nokia, Nortel and Sicmens, (2) communications service providers such as AT&T/TCI, Bell South, Continental Cablevision, Deutsche Telekom Time Warner Cable, and (3) the information service departments of corporations and governmental entities such as Boeing, DaimlerChrysler and the U.S. Navy. The Company's sales are also diversified geographically.

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

The Company's operating expenses are substantially impacted by marketing and selling activities, as well as by research and development activities. Marketing and selling expenses are primarily driven by: (1) sales volume, with respect to sales force expenses and commission expenses, (2) the extent of market research activities for new product design efforts, (3) advertising and trade show activities, and (4) the number of new products launched in the period. In recent periods, the Company has increased its spending on research and development activities primarily to accelerate the timing of new product introductions. General and administrative expenses primarily include costs associated with the Company's administrative employees, facilities, and functions. The Company incurs expenses in foreign countries primarily in the functional currencies of such locations. As a result of the Company's substantial international operations, the United States dollar amount of its expenses is impacted by changes in foreign currency exchange rates. The Company's ability to maintain and grow its sales depends on a variety of factors, including its ability to maintain its competitive position in areas such as technology, performance, price, brand identity, quality, reliability, distribution, and customer service and support, and its ability to continue to introduce new products that respond to technological change and market demand in a timely manner.

RESULTS OF OPERATIONS

The following table sets forth selected financial information as a percentage of sales for the periods indicated:


                                                                THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                            ---------------------------
                                                               1999           1998
                                                            ------------   ------------
 Sales.....................................................   100.0%         100.0%
 Cost of goods sold........................................    39.1           43.2
                                                            ------------   ------------
 Gross margin..............................................    60.9           56.8
 Operating expenses........................................    51.8           55.6
                                                            ------------   ------------
 Operating income..........................................     9.1            1.2
 Interest expense, net.....................................     3.8            3.9
  Other (income) expense, net..............................     0.9           (0.2)
                                                            ------------   ------------
  Income (loss) before provision (benefit) for income           4.4           (2.5)
    taxes.
  Provision (benefit) for income taxes.....................     2.0           (1.6)
                                                            ------------   ------------
 Net income (loss).........................................     2.4%          (0.9)%
                                                            ============   ============
 EBITDA (1)................................................    15.2%          10.0%
                                                            ============   ============


The Company's ratio of earnings to fixed charges was as follows for the periods indicated:


                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                            --------------------------
                                                               1999           1998
                                                            -----------    -----------
Ratio of earnings to fixed charges (2)..................        2.0x            0.5x


-----------
(1) EBITDA, as defined in the Indenture related to the Company's 10.125% Senior Subordinated Notes due June 15, 2007 (the "Indenture"), is operating income plus depreciation and amortization expense, acquired in-process research and development and provisions for restructuring operations and other non-recurring charges. While EBITDA should not be construed as a substitute for income from operations, net income, or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows, the Company has included EBITDA because it may be viewed as an indicator of compliance with certain covenants in the Indenture and is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage, and liquidity and to determine a Company's ability to service debt. EBITDA, as presented by the Company herein, may not be comparable to similarly titled measures reported by other companies. In addition, the amount reported by the Company as EBITDA may not be fully available for management's discretionary use due to the Company's needs to conserve funds for debt service, capital expenditures and other commitments.

(2) For purposes of computing this ratio, earnings consist of income (loss) before provision (benefit) for income taxes plus fixed charges. Fixed charges consist of interest expense and one-third of the rent expense from operating leases, which management believes is a reasonable approximation of the interest factor of the rent.

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

NET SALES. Net sales in the three months ended December 31, 1999 increased $9.1 million, or 7.2%, to $135.6 million from $126.5 million in the comparable fiscal 1999 period. This increase is primarily due to an increase in CATV product shipments as a result of strong infrastructure investments by CATV operators and an increase in Transport test product shipments due to new product features offered to the customer. As a result, there was an increase in sales to customers in the United States of $7.3 million, or 26.2%, to $35.1 million while international sales increased $1.8 million, or 1.8%, to $100.5 million in comparison to the three months ended December 31, 1998. The Company's sales to customers outside the United States decreased to 74.1% of total sales in the three months ended December 31, 1999 from 78.0% in the comparable fiscal 1999 period. Changes in certain foreign exchange rates had an $8.9 million or 6.6% unfavorable impact on the United States dollar equivalent of the Company's sales denominated in foreign currencies in the three months ended December 31, 1999. Sales of the Company's communications test products in the three months ended December 31, 1999 increased $6.7 million, or 5.6%, from the comparable fiscal 1999 period to $126.0 million also primarily due to the increase in CATV product shipments and increase in Transport test product shipments. Sales of the Company's Other Test products increased $2.4 million, or 33.4%, from the comparable fiscal 1999 period to $9.6 million.

GROSS MARGIN. The Company's gross margin in the three months ended December 31, 1999 increased $10.8 million, or 15.0%, to $82.6 million from $71.8 million in the comparable fiscal 1999 period primarily due to the impact of change in product mix. Gross margin as a percentage of sales increased to 60.9% in the three months ended December 31, 1999 from 56.8% in the comparable fiscal 1999 period. Changes in foreign exchange rates had a $4.8 million or 5.7% unfavorable impact on the United States dollar equivalent of gross margins related to international sales denominated in foreign currencies in the three months ended December 31, 1999.

OPERATING EXPENSES. Operating expenses in the three months ended December 31, 1999 remained flat in comparison to the three months ended December 31, 1998. Operating expenses as a percentage of sales decreased to 51.8% in the three months ended December 31, 1999 from 55.6% in the comparable fiscal 1999 period. Marketing and selling expenses increased $1.5 million, or 4.4%, to $37.1 million in the three months ended December 31, 1999 from $35.5 million in the comparable fiscal 1999 period due primarily to a one-time purchase price reclassification between operating expense accounts at December 31, 1998 related to the exchange transaction between Wavetek Corporation and Wandel & Goltermann Management Holding GmbH. General and administrative expenses decreased $1.5 million, or 12.0%, to $10.6 million in the three months ended December 31, 1999 from $12.1 million in the comparable fiscal 1999 period due primarily to a one-time purchase price reclassification between operating expense accounts and non-recurring compensation expenses at December 31, 1998 related to the exchange transaction between Wavetek Corporation and Wandel & Goltermann Management Holding GmbH. Changes in foreign exchange rates had a $1.5 million or 12.4% favorable impact on the United States dollar equivalent of operating expenses denominated in foreign currencies in the three months ended December 31, 1999.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net, in the three months ended December 31, 1999 increased by $1.7 million over the comparable fiscal 1999 period to $6.4 million. The increase was primarily due to an increase in foreign currency exchange losses during the three months ended December 31, 1999 from the comparable fiscal 1999 period.

PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate decreased to approximately 45% in the three months ended December 31, 1999, from approximately 64% in the comparable fiscal 1999 period. The Company's effective tax rate takes into account the expected annual mix of income and related tax rates by geographical location. Such effective rate also reflects the non-deductibility of the amortization expense related to certain intangible assets and other expenses related to the Exchange Transaction.

NET INCOME (LOSS). As a result of the above factors, net income (loss) was $3.2 million in the three months ended December 31, 1999 as compared to ($1.1) million in the comparable fiscal 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash provided by operating activities of $2.6 million for the three months ended December 31, 1999 included net income of $3.2 million, increased by non-cash charges of $7.9 million in depreciation and amortization expense and $.2 million in deferred income taxes. In addition, the changes in operating assets and liabilities between the three months ended December 31, 1999 and the comparable fiscal 1999 period produced a negative cash flow of $9.2 million. This was primarily due to a decrease in accounts payable and accrued expenses.

The Company's net cash used in investing activities was $3.4 million for capital expenditures during the three months ended December 31, 1999. The Company's net cash used in financing activities was $2.3 million for the three months ended December 31, 1999, which represented the net effect of payments on borrowings of $28.4 million and new borrowings of $26.1 million from its credit agreements and the multicurrency revolving credit facility and bilateral ancillary facilities.

The Company invests its excess cash in highly liquid money market funds, U.S. Treasury obligations, and investment grade commercial paper. In recent years, the Company has funded its business through operating cash flow, has not relied on sales of equity to provide cash, and has used short-term debt primarily for cash management purposes. The Company had borrowings outstanding under revolving credit agreements of $161.9 million at December 31, 1999, including amounts borrowed for working capital requirements, of which $17.0 million was classified as short-term. The Company also has contingent obligations outstanding totaling approximately $7.1 million in the form of letters of credit and bank guarantees. The Company's total credit lines provide for total availability of $187.1 million. At December 31, 1999, the Company had approximately $21.9 million available under these facilities. The reduction in the funds available of $11.3 million from September 30, 1999 to December 31, 1999 is primarily due to the unfavorable changes in the foreign exchange rates.

The Company believes that its cash and cash equivalents of $13.5 million, cash flow from operations, as well as the remaining borrowings under its existing credit agreements and the multicurrency revolving credit facility and bilateral ancillary facilities will be sufficient to fund the Company's debt service obligations and working capital requirements, as well as implement the Company's growth strategy over the remaining fiscal year.

FOREIGN OPERATIONS

As discussed above, a significant portion of the Company's sales and expenses are denominated in currencies other than the United States dollar. In order to maintain access to such foreign currencies, the Company, and certain of its foreign subsidiaries, have credit facilities providing for borrowings in local currency. Adjustments made in translating the balance sheet accounts of the foreign subsidiaries from their respective functional currencies at appropriate exchange rates are included as a separate component of stockholders' equity. In addition, the Company periodically uses forward exchange contracts and collars to hedge certain known foreign exchange exposures. Gains or losses from such contracts are included in the Company's consolidated statements of operations to offset gains and losses from the underlying foreign currency transactions.

The Indenture, under which the Company's 10.125% Senior Subordinated Notes due June 15, 2007 were issued, permits the Company and its subsidiaries to make investments in, and intercompany loans to, its foreign subsidiaries. Payments to the Company or its other subsidiaries by such foreign subsidiaries, including the payment of dividends, redemption of capital stock or repayment of such intercompany loans, may be restricted by the credit agreements of the foreign subsidiaries.

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

PERIODIC FLUCTUATIONS

       The Company's net sales occurred in the following percentages in each of the last four quarters: 23% for the quarter ended March 31, 1999, 22% for the quarter ended June 30, 1999, 28% for the quarter ended September 30, 1999 and 27% for the quarter ended December 31, 1999. A variety of factors may cause period-to-period fluctuations in the operating results of the Company. Such factors include, but are not limited to, the purchase of businesses, product mix, European summer holidays and other seasonal influences, competitive pricing pressures, materials costs, currency fluctuations, revenues and expenses related to new products and enhancements of existing products, as well as delays in customer purchases in anticipation of the introduction of new products or product enhancements by the Company or its competitors. The majority of the Company's revenues in each quarter result from orders received in that quarter. As a result, the Company establishes its production, inventory and operating expenditure levels based on anticipated revenue levels. Thus, if sales do not occur when expected, expenditure levels could be disproportionately high and operating results for that quarter, and potentially future quarters, would be adversely affected.

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

The Company established programs to coordinate its year 2000 ("Y2K") compliance efforts across all business functions and geographic areas. Starting in 1995, the Company began to evaluate their internal business and information systems for Year 2000 compliance. The Company modified or replaced existing hardware and software to mitigate the Year 2000 Issue and there was no material impact on or interruption to the operations of the Company subsequent to January 1, 2000 although certain significant Y2K issue dates remain to pass, including the leap year date, February 29, 2000.

Since inception of its program through December 31, 1999, the costs related to the Company's Y2K compliance efforts totaled approximately $2.2 million, including costs associated with the implementation of certain new core information systems. Much of this expenditure would have been necessary in any case as part of the regular process of maintaining and updating systems. In some instances, the expenditures were accelerated in order to comply with Year 2000 requirements.

CAUTIONARY STATEMENTS

Certain of the information contained herein may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time ("the Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements expressed or implied by such forward-looking statements. The words "estimate", "believes", "project", "intend", "expect" and similar expressions when used in connection with the Company, are intended to identify forward-looking statements. Any such forward-looking statements are based on various factors and derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those on the forward-looking statements. These cautionary statements are being made pursuant to the Act, with the intention of obtaining benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those set forth below. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: (i) risks associated with leverage, including cost increases due to rising interest rates; (ii) risks associated with the possibility of the Company not meeting its debt covenant requirements, including financial covenants, in accordance with various debt agreements; (iii) risks associated with changes in domestic and/or foreign laws and regulations, including changes in tax laws, accounting standards, environmental laws, occupational, health and safety laws; (iv) risks associated with access to foreign markets together with foreign economic conditions, including currency fluctuations and trade, monetary and/or tax policies; (v) uncertainty as to the effect of competition in existing and potential future lines of business; (vi) economic uncertainty in various countries throughout the world; (vii) changes in laws and regulations, including changes in tax rates, accounting standards, environmental laws, occupational, health and safety laws; (viii) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (ix) the effect of, or changes in, general economic conditions. Other factors and assumptions not identified above may also be involved in the derivation of forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses financial instruments, including fixed and variable rate debt, to finance its operations. The information below summarizes the Company's market risks associated with debt obligations outstanding as of December 31, 1999. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity. Variable interest rate obligations under the Credit Facility and other revolving bank credit agreements, capital lease obligations, and notes payable to related parties are not included in the table. The Company has no long-term variable interest obligations other than certain borrowings under the Credit Facility and other revolving bank credit agreements, capital lease obligations, and notes payable to related parties are not included in the table. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The actual cash flows of the instruments are denominated in U.S. dollars ("US$"), German Deutsche marks ("DM") and other currencies ("other") as indicated.


                                                                  EXPECTED MATURITY DATE
                              ------------------------------------------------------------------------------------------------
                                 2000          2001          2002          2003          2004       THEREAFTER      TOTAL
                              ------------ ------------- ------------- ------------- ------------- ------------- -------------
                                                               (US$ EQUIVALENT IN THOUSANDS)
Long-term Obligations:
  Fixed Rate (US$)...........   $   685       $  633        $   585       $  541        $  500       $85,000       $87,944
    Average interest rate....       8.2%         8.2%           8.2%         8.2%          8.2%         10.1%         10.1%
  Fixed Rate (DM)............   $ 3,793       $4,004        $ 3,440       $3,390        $2,213       $ 9,801       $26,641
    Average interest rate....      6.0%          5.9%           5.9%         5.9%          5.5%          5.9%          5.9%
  Fixed Rate (other).........   $   305       $   91        $    94       $   66        $   69       $ 2,001       $ 2,626
    Average interest rate....      9.9%          6.0%           6.0%         6.4%          6.4%          5.5%          6.1%


The carrying amounts of the Company's debt instruments approximate their fair values. At December 31, 1999, the Company had interest rate cap agreements, swap agreements and forward contracts in an aggregate notional amount of $44.9 million to limit its exposure on interest rate changes related to certain variable interest rate debt instruments. The carrying values of the interest rate caps and swaps approximate fair value.

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

Gains and losses on financial instruments that qualify as hedges of existing assets or liabilities or firm commitments are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Financial instruments which are not designated as hedges of specific assets, liabilities, firm commitments or anticipated transactions are marked to market and any resulting unrealized gains or losses are recorded in "Other (income) expense, net" in the accompanying consolidated statements of operations. At December 31, 1999, the Company had foreign exchange contracts outstanding in an aggregate notional amount of $20.4 million. While it is not the Company's intention to terminate any of these contracts, the estimated fair value of these contracts indicated that termination of the forward currency exchange contracts at December 31, 1999 would have resulted in a loss of $0.9 million. Due to the volatility of currency exchange rates, these estimated results may or may not be realized.

PART II - OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS

In the ordinary course of its business, the Company from time to time is subject to legal claims. The Company does not believe that the likely outcome of any such claims or related lawsuits would have a material adverse affect on the Company's results of operations, financial condition, cash flows or its ability to develop new products.

ITEM 2.       CHANGES IN SECURITIES

       None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

           12     Schedule Re: Computation of Ratio of Earnings to Fixed Charges

           27     Financial Data Schedule for the three months ended
                  December 31, 1999

(b)      Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      WAVETEK WANDEL GOLTERMANN, INC.
                                               (Registrant)


                                           /s/KARL-HEINZ EISEMANN
                            ----------------------------------------------------
                                               Karl-Heinz Eisemann
                            Executive Vice President, Chief Financial Officer, Treasurer and Secretary (principle financial officer and principle accounting officer)
                            Dated: February 14, 2000