Form 10-Q
period 2000-03-31
WAVETEK WANDEL & GOLTERMANN INC
filed 2000-05-15
CIK 1043015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2000.

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



                            (919) 941-5730
         ----------------------------------------------------
         (Registrant's Telephone Number, Including Area Code)


                            NOT APPLICABLE
              ------------------------------------------
                Former Name, Former Address and Former
              Fiscal Year, if Changed Since Last Report.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 15, 2000, Registrant had only one class of common stock, of which there were 13,320,423 shares outstanding.

                         WAVETEK WANDEL GOLTERMANN, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
        Consolidated Balance Sheets as of March 31, 2000 and September 30, 1999..................3
        Consolidated Statements of Operations for the Three and Six Months Ended
           March 31, 2000 and March 31, 1999.....................................................4
        Consolidated Statements of Cash Flows for the Six Months Ended March 31,
           2000 and March 31, 1999...............................................................5
        Notes to Consolidated Financial Statements...............................................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.....................................................19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.............................................................................27


PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.......................................................................28

ITEM 2  CHANGES IN SECURITIES...................................................................28

ITEM 3  DEFAULTS UPON SENIOR SECURITIES.........................................................28

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................28

ITEM 5  EXHIBITS AND REPORTS ON FORM 8-K........................................................28

PART I - FINANCIAL INFORMATION
ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

                         WAVETEK WANDEL GOLTERMANN, INC.
                           CONSOLIDATED BALANCE SHEETS
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            March 31,   September 30,
                                                                                               2000         1999
                                                                                            ---------    ---------
                                                                                           (unaudited)    (note)
                                     ASSETS
  Current assets:
    Cash and cash equivalents ...........................................................   $  17,974    $  17,089
    Accounts receivable (less allowance for doubtful accounts of $4,071 at
      March 31, 2000 (unaudited) and $4,608 at September 30, 1999) ......................      92,113      102,532
    Inventories .........................................................................      71,506       62,515
    Deferred income taxes ...............................................................       6,467        8,922
    Other current assets ................................................................      13,997       13,636
                                                                                            ---------    ---------
  Total current assets ..................................................................     202,057      204,694

  Property, plant and equipment, net ....................................................      53,066       60,575
  Intangible assets, net ................................................................     136,903      162,482
  Other non-current assets ..............................................................       5,457        6,982
                                                                                            ---------    ---------
  Total assets ..........................................................................   $ 397,483    $ 434,733
                                                                                            =========    =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Notes payable to banks ..............................................................   $   9,094    $  17,510
    Current portion of long-term obligations ............................................       5,079        6,202
    Current portion of long-term obligations to related parties .........................       9,582       10,721
    Trade payables ......................................................................      34,307       31,549
    Accrued compensation ................................................................      22,811       26,626
    Income taxes payable ................................................................       4,105        4,250
    Other current liabilities ...........................................................      42,283       38,838
                                                                                            ---------    ---------
    Total current liabilities .............................................................   127,261      135,696
    Long-term obligations, net of current portion .........................................   199,942      228,083
    Pension liabilities ...................................................................    33,455       35,671
    Deferred income taxes .................................................................     4,418        7,957
    Other non-current liabilities .........................................................     7,582        9,389
                                                                                            ---------    ---------
    Total liabilities .....................................................................   372,658      416,796
                                                                                            ---------    ---------
    Commitments and contingencies Stockholders' equity:
    Common stock, par value $.01, 50,000 shares authorized, 13,320 shares at March 31, 2000 and 13,202 shares at September 30, 1999
      issued and outstanding ..........................................................           133          132
    Additional paid-in capital ........................................................        73,222       72,948
    Accumulated deficit ...............................................................       (59,387)     (65,641)
    Other comprehensive income ........................................................        10,857       10,498
                                                                                            ---------    ---------
  Total stockholders' equity ............................................................      24,825       17,937
                                                                                            ---------    ---------
  Total liabilities and stockholders' equity ............................................   $ 397,483    $ 434,733
                                                                                            =========    =========

Note: The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The Accompanying Notes to Consolidated Financial Statements are an Integral Part of these Balance Sheets.

                         WAVETEK WANDEL GOLTERMANN, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  Three Months               Six Months
                                                                 Ended March 31,            Ended March 31,
                                                              ----------------------    ----------------------
                                                                2000         1999         2000         1999
                                                              ---------    ---------    ---------    ---------
Net sales .................................................   $ 127,155    $ 114,466    $ 262,731    $ 240,931
Cost of goods sold ........................................      50,434       47,927      103,428      102,562
                                                              ---------    ---------    ---------    ---------
Gross margin ..............................................      76,721       66,539      159,303      138,369
Operating expenses:
  Marketing and selling ...................................      35,974       34,915       73,042       70,437
  Research and development ................................      18,454       18,771       36,231       36,615
  General and administrative ..............................      10,634       11,538       21,270       23,626
  Amortization of intangible assets .......................       4,049        4,874        8,488        9,690
  Provisions for restructuring operations and other
    non-recurring charges .................................       1,652         --          2,020
                                                              ---------    ---------    ---------    ---------
             Total operating expenses .....................      70,763       70,098      141,051      140,368
                                                              ---------    ---------    ---------    ---------
Operating income (loss) ...................................       5,958       (3,559)      18,252       (1,999)
Other (income) expense, net:
  Interest income .........................................        (307)        (242)        (567)        (475)
  Interest expense ........................................       4,606        5,244        9,968       10,435
  Other, net ..............................................      (3,834)         370       (2,522)         131
                                                              ---------    ---------    ---------    ---------
             Other (income) expense, net ..................         465        5,372        6,879       10,091
                                                              ---------    ---------    ---------    ---------
Income (loss) before provision (benefit) for income taxes         5,493       (8,931)      11,373      (12,090)
Provision (benefit) for income taxes ......................       2,471       (5,716)       5,119       (7,738)
                                                              ---------    ---------    ---------    ---------
Net income (loss) .........................................   $   3,022    $  (3,215)   $   6,254    $  (4,352)
                                                              =========    =========    =========    =========
Basic net income (loss) per share .........................   $     .23    $   (0.24)   $     .47    $   (0.33)
                                                              =========    =========    =========    =========
Weighted average number of shares outstanding-basic .......      13,313       13,202       13,288       13,202
                                                              =========    =========    =========    =========
Diluted net income (loss) per share .......................   $     .22    $   (0.24)   $     .46    $   (0.33)
                                                              =========    =========    =========    =========
Weighted average number of shares outstanding-diluted .....      13,653       13,202       13,567       13,202
                                                              =========    =========    =========    =========

The Accompanying Notes to Consolidated Financial Statements are an Integral Part of these Statements of Operations.

                         WAVETEK WANDEL GOLTERMANN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                            March 31,
                                                                     ----------------------
                                                                        2000        1999
                                                                     ---------    ---------
OPERATING ACTIVITIES:
Net income (loss) ................................................   $   6,254    $  (4,352)

Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Depreciation and amortization expense ..........................      14,428       17,308
  Restructuring and other non-recurring charges ..................       2,020         --
  Deferred income taxes ..........................................      (1,082)      (7,984)
  Changes in operating assets and liabilities:
    Accounts receivable ..........................................      10,462        1,989
    Inventories ..................................................      (8,958)       5,558
    Other current assets .........................................         488            6
    Accounts payable and accrued expenses ........................      (1,425)     (16,267)
    Income taxes payable, net ....................................        (144)          14
    Pension liabilities ..........................................      (2,200)       2,033
    Gain on sale of assets .......................................      (3,229)        --
    Other, net ...................................................       1,890        1,278
                                                                     ---------    ---------
Net cash provided by (used in) operating activities ..............      18,504         (417)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment ........................      (6,365)      (7,642)
Exercise of stock options ........................................         275         --
Proceeds from sale of assets .....................................      29,400         --
                                                                     ---------    ---------
Net cash provided (used in) by investing activities ..............      23,310       (7,642)

FINANCING ACTIVITIES:
Proceeds from long-term obligations ..............................     107,477      139,059
Principle payments on long-term obligations ......................    (147,407)    (145,702)
Other, net .......................................................        --           (672)
                                                                     ---------    ----------
Net cash used in financing activities ............................     (39,930)      (7,315)

Effect of exchange rate changes on cash and cash equivalents .....        (999)      (3,047)
                                                                     ---------    ----------
Increase (decrease) in cash and cash equivalents .................         885      (18,421)

Cash and cash equivalents at beginning of period .................      17,089       35,544
                                                                     ---------    ---------
Cash and cash equivalents at end of period .......................   $  17,974    $  17,123
                                                                     =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash paid for interest ...........................................   $  10,406    $   9,067
                                                                     =========    =========
Cash paid for income taxes .......................................   $   3,223    $   3,653
                                                                     =========    =========

The Accompanying Notes to Consolidated Financial Statements are an Integral Part of these Statements of Cash Flows.

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION

Wavetek Wandel Goltermann, Inc., (the "Company") is a leading global designer, manufacturer, and marketer of a broad range of communications test instruments used to develop, manufacture, install, and maintain communications networks and equipment. The Company conducts its communications test business, which addresses most sectors of the communications test market, in four product areas: (1) telecom networks (traditional voice/data transmissions and new multi-service networks), (2) enterprise networks (local and wide-area network infrastructures), (3) multimedia (cable television and digital video broadcast), and (4) wireless (mobile telephony and data). These products provide comprehensive testing solutions to a wide range of end users. The Company's high-end instruments are used during the product development phase to stress test product functionality and performance. Other products are used during the production process to verify conformance to manufacturing specifications, while the Company's enhanced portable field service tools enable field technicians to quickly install, repair and maintain complex network infrastructures, as well as validate service levels. The Company also provides distributed remote test systems to many of its service provider customers, which allow such customers to more efficiently utilize their network engineers to monitor and test service levels. In addition, the Company provides repair, upgrade, and calibration services, as well as value-added professional services such as consulting and training on a worldwide basis.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of September 30, 1999 has been taken from the audited financial statements as of that date. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the fiscal year ended September 30, 1999.

The consolidated financial statements included herein reflect all adjustments (none of which are other than normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the information included. All significant intercompany accounts and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results to be expected for the full year. For comparative purposes, certain amounts have been reclassified to conform with the fiscal 2000 presentation.

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

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. FINANCIAL STATEMENT DETAILS

Inventories consist of the following:

                                   March 31,   September 30,
                                     2000          1999
                                  ----------   -------------
                                    (dollars in thousands)
        Materials ...............   $17,919      $13,997
        Work-in-progress ........    14,718       18,172
        Finished goods ..........    38,869       30,346
                                    -------      -------
                                    $71,506      $62,515
                                  =========      =======

4. OTHER COMPREHENSIVE INCOME (LOSS)

On October 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and displaying comprehensive income (loss) and its components in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss). The Company's current and accumulated other comprehensive income (loss) as of and for the three and six month periods ended March 31, 2000 and 1999 is comprised solely of foreign currency translation adjustments.

Comprehensive income (loss) is as follows:

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        MARCH 31,             MARCH 31,
                                                   ------------------    ----------------
                                                     2000      1999       2000     1999
                                                   -------    -------    ------   -------
                                                           (dollars in thousands)
        Net income (loss) ......................   $ 3,022    $(3,215)   $6,254   $(4,352)
        Foreign currency translation adjustments      (764)      (345)      360      (671)
                                                   -------    -------    ------   -------
        Comprehensive income (loss) ............   $ 2,258    $(3,560)   $6,614   $(5,023)
                                                   =======    =======    ======   =======

5. SEGMENT INFORMATION

Based on its organizational structure prior to January 2000, the Company previously operated in two reportable segments: communications test and other test products. The Company's communications test business includes telecom networks, enterprise networks, multimedia, wireless and the service business. In the second quarter of 2000, the Company divested itself of its other test products business, which included test tools, precision measurement instruments, and electromagnetic measurement instruments.

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

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Information about the Company's operating segments for the three months ended March 31, 2000 and 1999 is as follows (in thousands):

                                             Communications     Other Test     Corporate/
                                                  Test           Products         Other          Total
                                             --------------   --------------   -----------   -------------
Revenues:
  2000 ......................................   $124,592         $ 2,563         $     --      $127,155
  1999 ......................................    106,825           7,641               --       114,466

Operating income (loss):
  2000 (1) ..................................     10,764             333              562        11,659
  1999 (1) ..................................      2,846             204           (1,735)        1,315

Information about the Company's operating segments for the six months ended March 31, 2000 and 1999 is as follows (in thousands):


                                             Communications     Other Test     Corporate/
                                                  Test           Products         Other          Total
                                             --------------   --------------   -----------   -------------
Revenues:
  2000 ......................................   $250,564         $12,167         $     --      $262,731
  1999 ......................................    226,090          14,842               --       240,932

Operating income (loss):
  2000 (1) ..................................     28,423             287               51        28,760
  1999 (1) ..................................     14,176             937           (7,422)        7,691

Information about the Company's operating segments as of March 31, 2000 and September 30, 1999 is as follows (in thousands):

                                             Communications     Other Test     Corporate/
                                                  Test           Products       Other (2)        Total
                                             --------------   --------------   -----------   -------------
Total Assets:
  March 31, 2000 ............................   $117,619         $ 3,934         $275,931      $397,483
  September 30, 1999 ........................    129,426           6,749          298,558       434,733


Notes:

(1) Operating income (loss) on reportable segments is defined by management as operating income (loss), including intersegment profits, and excluding amortization of intangible assets and restructuring and other non-recurring charges.

(2) Corporate/Other assets include purchased intangible assets and investments in subsidiaries at March 31, 2000 and September 30, 1999 totaling $203,433 and $237,499, respectively.

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. SALE OF PRECISION MEASUREMENT AND TEST TOOLS DIVISIONS

In January 2000, the Company completed the sale of its precision measurement and test tools divisions to Fluke Electronics Corporation, a subsidiary of Danaher Corporation. It was determined that these businesses were not a strategic fit with the Company's core communications test business. Sales for the three months ended December 31, 1999 amounted to $8.8 million and fiscal year 1999 sales totaled $25.8 million. There were no significant gains or losses realized on the sale of these two divisions.

7. SALE OF SAFETY TEST SOLUTION BUSINESS

In February 2000, the Company completed the sale of its safety test solution business to L-3 Communications Corporation. It was determined that this business was not a strategic fit with the Company's core communications test business. Sales for the three months ended December 31, 1999 amounted to $.8 million and fiscal year 1999 sales totaled $4.4 million. Sales from January 1, 2000 to the closing date of the sale were immaterial. The gain realized on the sale was approximately $3.2 million.

8. MERGER WITH DYNATECH CORPORATION

On February 14, 2000, the Company, Dynatech corporation, a Delaware corporation ("Dynatech"), and DWW Acquisition Corporation, a Delaware corporation and indirect subsidiary of Dynatech ("Mergerco"), entered into an Agreement and Plan of Merger pursuant to which Mergerco would merge with the Company, with the Company as the surviving corporation. The merger is subject to customary closing conditions, including obtaining applicable competition law approvals. In the merger, at the election of holders of the Company's common stock, such holders will be entitled to receive with respect to each share of common stock of the Company (i) $25.00 or (ii) 4.49 shares of common stock of Dynatech. The aggregate transaction value is approximately $600 million, which includes approximately $224 million of the Company's indebtedness.

The merger will constitute a change in control with respect to the Company's 10.125% Senior Subordinated Notes due June 14, 2007. As a result, the Company will be obligated to send to the holders of the notes within ten days following the closing of the merger an offer to purchase the notes at 101% of their principal amount. Such offer must specify a day not less than 30 and not more than 60 days from the date the Company's notice mailed on which the Company will purchase all notes tendered to the Company. On March 14, 2000, the Company launched a tender offer to repurchase all of the outstanding notes. The tender offer for the notes is conditioned upon the closing of the merger.

In connection with the merger, Dynatech intends to enter into a new multi-currency senior credit facility with a syndicate of banks for an aggregate principal amount of approximately $860 million including revolver and term loans, and to sell newly-issued common stock to Clayton, Dubilier & Rice Fund V Limited Partnership ("Fund V"), Dynatech's controlling stockholder, and Clayton Dublier & Rice Fund VI Limited Partnership ("Fund VI"), an affiliate of Dynatech's controlling stockholder, at a price per share of $4.00. In addition, Dynatech expects to make a rights offering to the Company's other stockholders to purchase newly issued shares at the same price per share offered to Fund V and Fund VI.

The Company anticipates the customary closing conditions, including obtaining applicable competition law approvals will be finalized by late May 2000 and the Company estimates that the closing of the merger will occur shortly thereafter.

Peter Wagner, the Company's Chief Executive Officer, has indicated that he will remain with the Company through the closing of the Merger with Dynatech. However, Mr. Wagner has accepted employment with another company as of June 1, 2000. In the event that the Merger is not consummated by such time, the Company will appoint an interim Chief Executive Officer or make other interim arrangements.

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA

The Company's payment obligations under its 10.125% Senior Subordinated Notes are guaranteed by all of the Company's current and future domestic subsidiaries (collectively, the "Subsidiary Guarantors"). WGTI, Wandel & Goltermann ATE Systems, Inc., and Wavetek U.S. Inc. and its subsidiary, Digital Transport Systems, Inc. are shown as Subsidiary Guarantors for all periods presented. Such guarantees are full and unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because the Company's management has deemed that they would not be material to investors. The following supplemental condensed consolidating financial data sets forth, on an unconsolidated basis, balance sheets, statements of operations, and statements of cash flows data for (i) the Company (Wavetek Wandel Goltermann, Inc., formerly Wavetek Corporation, the issuer of the Notes), (ii) the current Subsidiary Guarantors, and (iii) the Company's foreign subsidiaries (the "Foreign Subsidiaries"). The supplemental financial data reflects the investments of the Company in the Subsidiary Guarantors and the Foreign Subsidiaries using the equity method of accounting.

                         WAVETEK WANDEL GOLTERMANN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




9.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                            CONSOLIDATING BALANCE SHEETS
                                AS OF MARCH 31, 2000
                         (DOLLARS AND SHARES IN THOUSANDS)



                                                   Wavetek Wandel
                                                    Goltermaun      Subsidiary     Foreign
                                                        Inc.        Guarantors   Subsidiaries   Eliminations   Consolidated
                                                   --------------   ----------   ------------   ------------   ------------
                                                            ASSETS
Current assets:
   Cash and cash equivalents......................   $    663       $   4,424      $  12,887     $     -        $  17,974
   Accounts receivable (less allowance for
     doubtful accounts of $4,071).................     44,998          62,503         79,405       (94,793)        92,113
   Inventories....................................        -            19,161         57,564        (5,219)        71,506
   Deferred income taxes..........................      2,912           3,932           (876)          499          6,467
   Other current assets...........................         57           1,009         12,931         -             13,997
                                                   --------------   ----------   ------------   ------------   ------------
Total current assets..............................     48,630          91,029         161,911       (99,513)      202,057
Property, plant and equipment, net................      1,322           7,266          44,478        -             53,066
Intangible assets, net............................      5,922         100,875          30,106        -            136,903
Investment in subsidiaries........................    166,712            -              -          (166,712)         -
Other non-current assets..........................          3            (434)          2,618         3,270         5,457
                                                   --------------   ----------   ------------   ------------   ------------
Total assets......................................  $ 222,589       $ 198,736      $  239,113    $ (262,955)    $ 397,483
                                                   ==============   ==========   ============   ============   ============


                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable..................................   $    -         $    -         $    9,094    $   -          $   9,094
   Current portion of long-term obligations ....         -               633           4,446        -              5,079
   Current portion of long-term obligations to
     related parties .............................        -               -             9,582           -           9,582
   Trade payables.................................     31,105          28,127          62,870       (87,795)       34,307
   Accrued compensation...........................      1,195           4,551          17,065        -             22,811
   Income taxes payable...........................    (21,650)         21,419           4,336        -              4,105
   Other current liabilities......................      3,814           8,122          32,667        (2,320)       42,283
                                                   -------------    ---------    -----------    -----------    ----------
Total current liabilities.........................     14,464          62,852         140,060       (90,115)      127,261
Long-term obligations, net of current portion.....    172,565           1,626          29,323        (3,572)      199,942
Pension liabilities...............................        -               203          33,252        -             33,455
Deferred income taxes.............................       (519)         22,662         (15,696)       (2,029)        4,418
Other non-current liabilities.....................        -             2,140           5,442        -              7,582
                                                   --------------   ----------   ------------   ------------   ----------
Total liabilities                                     186,510          89,483         192,381       (95,716)      372,658
                                                   --------------   ----------   ------------   ------------   ------------
Commitments and contingencies Stockholders' equity:
   Common stock...................................        133           -              (1,466)        1,466           133
   Additional paid-in capital.....................     73,222         171,122          85,506      (256,628)       73,222
   Accumulated deficit............................    (59,386)        (61,841)        (33,946)       95,786       (59,387)
   Other comprehensive income (loss)..............     22,110             (28)         (3,362)       (7,863)       10,857
                                                   --------------   ----------   ------------   ------------   ------------
Total stockholders' equity........................     36,079         109,253          46,732      (167,239)       24,825
                                                   --------------   ----------   ------------   ------------   ------------
Total liabilities and stockholders' equity........   $222,589       $ 198,736    $   239,113     $ (262,955)    $ 397,483
                                                   ==============   ==========   ============   ============   ============

                          WAVETEK WANDEL GOLTERMANN, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                           CONSOLIDATING BALANCE SHEETS
                             AS OF SEPTEMBER 30, 1999
                              (DOLLARS IN THOUSANDS)



                                                   Wavetek Wandel
                                                    Goltermaun      Subsidiary     Foreign
                                                        Inc.        Guarantors   Subsidiaries   Eliminations   Consolidated
                                                   --------------   ----------   ------------   ------------   ------------
                                                            ASSETS
Current assets:
   Cash and cash equivalents...................... $       11       $   4,578     $   12,500    $    -          $  17,089
   Accounts receivable (less allowance for
     doubtful accounts of $4,608).................     42,956          46,715         87,312       (74,451)       102,532
   Inventories....................................        -            13,884         52,388        (3,757)        62,515
   Deferred income taxes..........................        561           4,482          3,879         -              8,922
   Other current assets...........................        156           1,917         11,563         -             13,636
                                                   --------------   ----------   ------------   ------------   ----------
Total current assets..............................     43,684          71,576        167,642       (78,208)       204,694
Property, plant and equipment, net................      1,361           8,013         51,201         -             60,575
Intangible assets, net............................      5,617         110,170         46,695         -            162,482
Investment in subsidiaries........................    167,992            -              -         (167,992)          -
Other non-current assets..........................          6           1,988          4,988         -              6,982
                                                   --------------   ----------   ------------   ------------   ----------
Total assets...................................... $  218,660       $ 191,747     $  270,526    $ (246,200)     $ 434,733
                                                   ==============   ==========   ============   ============   ============

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable..................................   $    -         $    -        $   17,510    $    -          $  17,510
   Current portion of long-term obligations ......        -               685          5,517         -              6,202
   Current portion of long-term obligations to
     related parties                                      -              -            10,721         -             10,721
   Trade payables.................................     17,236          17,322         61,873       (64,882)        31,549
   Accrued compensation...........................        396           6,734         19,496         -             26,626
   Income taxes payable...........................    (18,986)         18,978          4,258         -              4,250
   Other current liabilities......................      4,516           5,786         28,536         -             38,838
                                                   --------------   ----------   ------------   ------------   ----------
Total current liabilities.........................      3,162          49,505        147,911       (64,882)       135,696
Long-term obligations, net of current portion.....    198,080           7,784         31,695        (9,476)       228,083
Pension liabilities...............................        -             -             35,671         -             35,671
Deferred income taxes.............................       (519)         19,953        (11,477)        -              7,957
Other non-current liabilities.....................        -             4,088          5,301         -              9,389
                                                   --------------   ----------   ------------   ------------   ----------
Total liabilities                                     200,723          81,330        209,101       (74,358)       416,796
                                                   --------------   ----------   ------------   ------------   ------------
Commitments and contingencies Stockholders' equity:
   Common stock...................................        132           -               -            -                132
   Additional paid-in capital.....................     72,948        171,121          87,187      (258,308)        72,948
   Accumulated deficit............................    (65,641)       (60,682)        (36,282)       96,964        (65,641)
   Other comprehensive income (loss)..............     10,498            (22)         10,520       (10,498)        10,498
                                                   --------------   ----------   ------------   ------------   ------------
Total stockholders' equity........................     17,937         110,417         61,425      (171,842)        17,937
                                                   --------------   ----------   ------------   ------------   ------------
Total liabilities and stockholders' equity........   $218,660       $ 191,747    $   270,526    $ (246,200)      $434,733
                                                   ==============   ==========   ============   ============   ============

                          WAVETEK WANDEL GOLTERMANN, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                     CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31, 2000
                              (DOLLARS IN THOUSANDS)




                                                   Wavetek Wandel
                                                    Goltermaun      Subsidiary     Foreign
                                                        Inc.        Guarantors   Subsidiaries   Eliminations   Consolidated
                                                   --------------   ----------   ------------   ------------   ------------
Net sales.........................................   $    -         $  46,224    $   100,851    $  (19,920)      $127,155
Cost of goods sold................................        -            21,908         47,534       (19,008)        50,434
                                                   --------------   ----------   ------------   ------------   ------------
Gross margin......................................        -            24,316         53,317          (912)        76,721
Operating expenses:
   Marketing and selling..........................        552           9,764         25,658         -             35,974
   Research and development.......................        -             5,881         12,573         -             18,454
   General and administrative.....................         17           3,148          7,469         -             10,634
   Amortization of intangible assets..............        (52)          2,993          1,108         -              4,049
   Provisions for restructuring operations and
   other non-recurring charges                            521             779            641          (289)         1,652
                                                   --------------   ----------   ------------   ------------   ----------
      Total operating expenses....................      1,038          22,565         47,449          (289)        70,763
                                                   --------------   ----------   ------------   ------------   ------------
Operating income (loss)...........................     (1,038)          1,751          5,868          (623)         5,958
Other (income) expense, net:
   Interest income................................       (514)           (174)          (133)          514           (307)
   Interest expense...............................      3,260             264          1,596          (514)         4,606
   Equity in net (income) loss of subsidiaries..
   Other, net.....................................       (386)             85         (5,321)        1,788         (3,834)
                                                   --------------   ----------   ------------   ------------   ------------
      Other (income) expense, net.................      2,360             175         (3,858)        1,788            465
                                                   --------------   ----------   ------------   ------------   ------------
Income (loss) before provision (benefit) for
  income taxes ...................................     (3,398)          1,576          9,726        (2,411)         5,493
Provision (benefit) for income taxes..............     (6,420)           (128)         6,800         2,219          2,471
                                                   --------------   ----------   ------------   ------------   ------------
Net income (loss).................................      3,022           1,704          2,926        (4,630)         3,022
                                                   ==============   ==========   ============   ============   ============


                          WAVETEK WANDEL GOLTERMANN, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                       CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED MARCH 31, 1999
                              (DOLLARS IN THOUSANDS)




                                                     Wavetek
                                                      Wandel
                                                    Goltermaun      Subsidiary     Foreign
                                                        Inc.        Guarantors   Subsidiaries   Eliminations   Consolidated
                                                   --------------   ----------   ------------   ------------   ------------
Net sales.........................................   $    -          $ 36,025       $ 94,383    $  (15,942)    $  114,466
Cost of goods sold................................         11          17,274         47,122       (16,480)        47,927
                                                   --------------   ----------   ------------   ------------   ------------
Gross margin......................................        (11)         18,751         47,261           538         66,539
Operating expenses:
   Marketing and selling..........................        487           8,994         25,434          -            34,915
   Research and development.......................          2           5,846         12,923          -            18,771
   General and administrative.....................      1,824           2,388          7,326          -            11,538
   Amortization of intangible assets..............         85           3,008          1,781          -             4,874
                                                   --------------   ----------   ------------   ------------   ------------
       Total operating expenses...................      2,398          20,236         47,464          -            70,098
                                                   --------------   ----------   ------------   ------------   ------------
Operating income (loss)...........................     (2,409)         (1,485)          (203)          538         (3,559)
Other (income) expense, net:
   Interest income................................       (305)            (85)          (157)         305            (242)
   Interest expense...............................      3,694             153          1,702         (305)          5,244
   Equity in net (income) loss of subsidiaries....       (439)            -             -             439             -
   Other, net.....................................       (558)            (35)           963          -               370
                                                   --------------   ----------   ------------   ------------   ------------
       Other (income) expense, net................      2,392              33          2,508          439           5,372
                                                   --------------   ----------   ------------   ------------   ------------
Income (loss) before provision (benefit) for
  income taxes ...................................     (4,801)         (1,518)        (2,711)          99          (8,931)
Provision (benefit) for income taxes..............     (1,586)           (112)         2,024       (6,042)         (5,716)
                                                   --------------   ----------   ------------   ------------   ------------
Net income (loss)................................. $   (3,215)       $ (1,406)      $ (4,735)     $ 6,141        $ (3,215)
                                                   ==============   ==========   ============   ============   ============

                          WAVETEK WANDEL GOLTERMANN, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                      CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)


                                                     Wavetek
                                                      Wandel
                                                    Goltermaun      Subsidiary     Foreign
                                                        Inc.        Guarantors   Subsidiaries   Eliminations   Consolidated
                                                   --------------   ----------   ------------   ------------   ------------
Net sales.........................................   $    -          $ 92,877       $209,460    $  (39,606)    $  262,731
Cost of goods sold................................        -            43,587         97,985       (38,144)       103,428
                                                   --------------   ----------   ------------   ------------   ------------
Gross margin......................................        -            49,290        111,475        (1,462)       159,303
Operating expenses:
   Marketing and selling..........................      1,082          19,502         52,458           -           73,042
   Research and development.......................        -            11,566         24,665           -           36,231
   General and administrative.....................        306           6,497         14,467           -           21,270
   Amortization of intangible assets..............        (73)          6,080          2,481           -            8,488
   Provisions for non-recurring charges...........        521             783          1,005          (289)         2,020
                                                   --------------   ----------   ------------   ------------   ------------
       Total operating expenses...................      1,836          44,428         95,076          (289)       141,051
                                                   --------------   ----------   ------------   ------------   ------------
Operating income (loss)...........................     (1,836)          4,862         16,399        (1,173)        18,252
Other (income) expense, net:
   Interest income................................     (1,031)           (199)          (368)        1,031           (567)
   Interest expense...............................      7,201             541          3,257        (1,031)         9,968
   Equity in net (income) loss of subsidiaries....     (5,105)              -              -         5,105            -
   Other, net.....................................         87             338         (4,735)        1,788         (2,522)
                                                   --------------   ----------   ------------   ------------   ------------
       Other (income) expense, net................      1,152             680         (1,846)        6,893          6,879
                                                   --------------   ----------   ------------   ------------   ------------
Income (loss) before provision (benefit) for
  income taxes ...................................     (2,988)          4,182         18,245        (8,066)        11,373
Provision (benefit) for income taxes..............     (9,242)          1,567         11,572         1,222          5,119
                                                   --------------   ----------   ------------   ------------   ------------
Net income (loss).................................      6,254           2,615          6,673        (9,288)         6,254
                                                   ==============   ==========   ============   ============   ============

                          WAVETEK WANDEL GOLTERMANN, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                      CONSOLIDATING STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED MARCH 31, 1999
                              (DOLLARS IN THOUSANDS)



                                                     Wavetek
                                                      Wandel
                                                    Goltermaun      Subsidiary     Foreign
                                                        Inc.        Guarantors   Subsidiaries   Eliminations   Consolidated
                                                   --------------   ----------   ------------   ------------   ------------
Net sales.........................................   $    -          $ 74,859     $  198,864    $  (32,792)    $  240,931
Cost of goods sold................................         39          38,032         95,829       (31,338)       102,562
                                                   --------------   ----------   ------------   ------------   ------------
Gross margin......................................        (39)         36,827        103,035        (1,454)       138,369
Operating expenses:
   Marketing and selling..........................      1,512          18,054         50,871           -           70,437
   Research and development.......................          2          11,189         25,424           -           36,615
   General and administrative.....................      2,885           5,377         15,364           -           23,626
   Amortization of intangible assets..............        121           6,016          3,553           -            9,690
                                                   --------------   ----------   ------------   ------------   ------------
       Total operating expenses...................      4,520          40,636         95,212           -          140,368
                                                   --------------   ----------   ------------   ------------   ------------
Operating income (loss)...........................     (4,559)         (3,809)         7,823        (1,454)        (1,999)
Other (income) expense, net:
   Interest income................................       (339)           (135)          (306)          305           (475)
   Interest expense...............................      6,563             293          3,884          (305)        10,435
   Equity in net (income) loss of subsidiaries....     (2,451)            -            1,452           999              -
   Other, net.....................................       (693)           (288)         1,112           -              131
                                                   --------------   ----------   ------------   ------------   ------------
       Other (income) expense, net................      3,080            (130)         6,142           999         10,091
                                                   --------------   ----------   ------------   ------------   ------------
Income (loss) before provision (benefit) for
  income taxes....................................     (7,639)         (3,679)         1,681        (2,453)       (12,090)
Provision (benefit) for income taxes..............     (3,287)            119          5,979       (10,549)        (7,738)
                                                   --------------   ----------   ------------   ------------   ------------
Net income (loss)................................. $   (4,352)       $ (3,798)    $   (4,298)   $    8,096     $   (4,352)
                                                   ==============   ==========   ============   ============   ============

                          WAVETEK WANDEL GOLTERMANN, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED MARCH 31, 2000
                              (DOLLARS IN THOUSANDS)



                                                     Wavetek
                                                      Wandel
                                                    Goltermaun      Subsidiary     Foreign
                                                        Inc.        Guarantors   Subsidiaries   Eliminations   Consolidated
                                                   --------------   ----------   ------------   ------------   ------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating
  activities....................................     $    (764)      $  6,795       $ 12,473    $     -        $   18,504
INVESTING ACTIVITIES
Purchase of property and equipment..............          (230)        (1,209)        (4,926)         -            (6,365)
                                                   --------------   ----------   ------------   ------------   ------------
Net cash provided by (used in) investing
  activities....................................        25,345         (8,024)         5,989          -            23,310
FINANCING ACTIVITIES
Proceeds from long-term obligations.............        95,077            -           12,400          -           107,477
Principal payments on long-term obligations.....      (119,007)           -          (28,400)         -          (147,407)
Capital contribution from Wavetek Wandel
  Goltermann, Inc. to subsidiary................           -              650           (650)         -              -
Loans to subsidiaries from Wavetek Wandel
  Goltermann, Inc. .............................        (1,461)           -            1,461          -              -
Repayment of loan from subsidiary to Wavetek
  Wandel Golterman Inc. ........................           297            (26)          (271)         -              -
Repayment of loans from subsidiaries............        (1,575)           -            1,575          -              -
Other, net......................................         2,739            451         (3,190)         -              -
                                                   --------------   ----------   ------------   ------------   ------------
Net cash provided by (used in) financing
  activities ...................................       (23,930)         1,075        (17,075)         -           (39,930)
Effect of exchange rate changes on cash and
  cash equivalets ..............................            -             -             (999)         -              (999)
                                                   --------------   ----------   ------------   ------------   ------------
Increase (decrease) in cash and cash
  equivalents ..................................           652           (154)           387          -               885
Cash and cash equivalents at beginning of
  period .......................................            11          4,578         12,500          -            17,089
                                                   --------------   ----------   ------------   ------------   ------------
Cash and cash equivalents at end of period......           663          4,424         12,887          -            17,974
                                                   ==============   ==========   ============   ============   ============

                          WAVETEK WANDEL GOLTERMANN, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL DATA (CONTINUED)

                  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED MARCH 31, 1999
                              (DOLLARS IN THOUSANDS)



                                                     Wavetek
                                                      Wandel
                                                    Goltermaun      Subsidiary     Foreign
                                                        Inc.        Guarantors   Subsidiaries   Eliminations   Consolidated
                                                   --------------   ----------   ------------   ------------   ------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating
  activities ...................................     $(23,865)       $ 22,301       $  1,147    $     -        $    (417)
INVESTING ACTIVITIES
Purchase of property and equipment..............         (264)         (1,588)        (5,790)         -           (7,642)
Transfer of subsidiaries                              (28,536)            -           28,536          -              -
                                                   --------------   ----------   ------------   ------------   ------------
Net cash provided by (used in) investing
  activities ...................................      (28,800)         (1,588)        22,746          -            (7,642)
FINANCING ACTIVITIES
Proceeds from long-term obligations.............      107,352           1,402         30,305          -           139,059
Principal payments on long-term obligations.....      (59,408)         (1,775)       (84,519)         -          (145,702)
Dividend from subsidiary to Wavetek Wandel
  Goltermann, Inc. .............................       22,000         (22,000)
Capital contribution from Wavetek Wandel
  Goltermann, Inc. to subsidiary ...............       (2,034)            -            2,034          -               -
Loans to subsidiaries from Wavetek Wandel
  Goltermann, Inc. .............................      (36,078)          6,203         29,875          -               -
Repayment of loan from subsidiary to Wavetek
  Wandel Goltermann, Inc. ......................       28,996         (28,996)           -            -               -
Repayment of loans from subsidiaries............       (7,500)         (1,818)         9,318          -               -
Other, net......................................         (672)            -              -            -              (672)
                                                   --------------   ----------   ------------   ------------   ------------
Net cash provided by (used in) financing
  activities ...................................       52,656         (46,984)       (12,987)         -            (7,315)
Effect of exchange rate changes on cash and
  cash equivalents .............................          -               -           (3,047)         -            (3,047)
                                                   --------------   ----------   ------------   ------------   ------------
Increase (decrease) in cash and cash
  equivalents ..................................           (9)        (26,271)         7,859          -           (18,421)
Cash and cash equivalents at beginning of
  period .......................................           19          31,143          4,382          -            35,544
                                                   --------------   ----------   ------------   ------------   ------------
Cash and cash equivalents at end of period......     $     10        $  4,872    $    12,241    $     -        $   17,123
                                                      ==============   ==========   ============   ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements included in Item 1 herein.

GENERAL

The Company is a leading global designer, manufacturer, and marketer of a broad range of communications test instruments used to develop, manufacture, install, and maintain communications networks and equipment. The Company conducts its communications test business, which addresses most sectors of the communications test market, in four product areas: (1) telecom networks (traditional voice/data transmissions and new multi-service networks), (2) enterprise networks (local and wide-area network infrastructures), (3) multimedia (cable television and digital video broadcast), and (4) wireless (mobile telephony and data). These products provide comprehensive testing solutions to a wide range of end users. The Company's high-end instruments are used during the product development phase to stress test product functionality and performance. Other products are used during the production process to verify conformance to manufacturing specifications, while the Company's enhanced portable field service tools enable field technicians to quickly install, repair, and maintain complex network infrastructure, as well as validate service levels. The Company also provides distributed remote test systems to many of its service provider customers, which allow such customers to more efficiently utilize their network engineers to monitor and test service levels. In addition, the Company provides repair, upgrade, and calibration services, as well as value-added professional services such as consulting, training an rental services on a worldwide basis.

The Company sells its products to a broad base of over 5,000 customers worldwide, including (1) global communications equipment manufacturers such as Alcatel, 3Com, Cisco Systems, Ericsson, IBM, Lucent Technologies, Motorola, NCR Corporation, Nokia, Nortel and Siemens, (2) communications service providers such as AT&T/TCI, Bell South, Continental Cablevision, Deutsche Telekom and Time Warner Cable and (3) the information service departments of corporations and governmental entities such as Boeing, DaimlerChrysler and the U.S. Navy. The Company's sales are also diversified geographically.

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

The Company's operating expenses are substantially impacted by marketing and selling activities, as well as by research and development activities. Marketing and selling expenses are primarily driven by: (1) sales volume, with respect to sales force expenses and commission expenses, (2) the extent of market research activities for new product design efforts, (3) advertising and trade show activities and (4) the number of new products launched in the period. In recent periods, the Company has increased its spending on research and development activities primarily to accelerate the timing of new product introductions. General and administrative expenses primarily include costs associated with the Company's administrative employees, facilities, and functions. The Company incurs expenses in foreign countries primarily in the functional currencies of such locations. As a result of the Company's substantial international operations, the United States dollar amount of its expenses is impacted by changes in foreign currency exchange rates. The Company's ability to maintain and grow its sales depends on a variety of factors, including its ability to maintain its competitive position in areas such as technology, performance, price, brand identity, quality, reliability, distribution, and customer service and support, and its ability to continue to introduce new products that respond to technological change and market demand in a timely manner.

RESULTS OF OPERATIONS

The following table sets forth selected financial information as a percentage of sales for the periods indicated:

                                                                Three Months Ended            Six Months Ended
                                                                     March 31,                    March 31,
                                                           ----------------------------  --------------------------
                                                              2000           1999           2000           1999
                                                           -----------    -------------  -----------    -----------
Sales.....................................................   100.0%          100.0%         100.0%         100.0%
Cost of goods sold........................................    39.7            41.9           39.4           42.6
                                                           -----------    -------------  -----------    -----------
Gross margin..............................................    60.3            58.1           60.6           57.4
Operating expenses........................................    55.6            61.2           53.7           58.2
                                                           -----------    -------------  -----------    -----------
Operating income (loss)...................................     4.7            (3.1)          6.9            (0.8)
Interest expense, net.....................................     3.4             4.4           3.6             4.1
Other (income) expense, net...............................    (3.0)            0.3          (1.0)            0.1
                                                           -----------    -------------  -----------    -----------
ncome (loss) before provision (benefit) for income
 taxes....................................................     4.3            (7.8)          4.3            (5.0)
Provision (benefit) for income taxes......................     1.9            (5.0)          1.9            (3.2)
                                                           -----------    -------------  -----------    -----------
Net income (loss).........................................     2.4%           (2.8)%         2.4%           (1.8)%
                                                           ===========    =============  ===========    ===========
EBITDA (1)                                                    11.1%            4.7%         13.2%            7.5%
                                                           ===========    =============  ===========    ===========

The Company's ratio of earnings to fixed charges was as follows for the periods indicated:

                                                                Three Months Ended            Six Months Ended
                                                                     March 31,                    March 31,
                                                           ----------------------------  --------------------------
                                                              2000           1999           2000           1999
                                                           -----------    -------------  -----------    -----------
Ratio of earnings to fixed charges (2)..................      2.0x            (0.5)x        2.0x            0.0x


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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

NET SALES. Net sales in the three months ended March 31, 2000 increased $12.7 million, or 11.1%, to $127.2 million from $114.5 million in the comparable fiscal 1999 period. This increase is primarily due to an increase in cable television product shipments as a result of strong infrastructure investments by cable television operators, an increase in transport test product shipments due to new product features offered to the customer, and increases in both the wireless and fiber optic businesses. As a result, there was an increase in sales to customers in the United States of $9.1 million, or 35.3%, to $35.1 million while international sales increased $3.5 million, or 4.0%, to $92.1 million in comparison to the three months ended March 31, 1999. The Company's sales to customers outside the United States decreased to 72.4% of total sales in the three months ended March 31, 2000 from 77.4% in the comparable fiscal 1999 period. Changes in certain foreign exchange rates had a $2.9 million or 2.3% unfavorable impact on the United States dollar equivalent of the Company's sales denominated in foreign currencies in the three months ended March 31, 2000. Sales of the Company's communications test products in the three months ended March 31, 2000 increased $17.8 million, or 17.5%, from the comparable fiscal 1999 period to $119.0 million also, which increase was primarily due to the increase in cable television, transport, wireless and fiber optic product shipments. Sales of the Company's other test products decreased $5.1 million, or 66.5%, from the comparable fiscal 1999 period to $2.6 million due primarily to the divestiture of the precision measurement and test tools divisions, and the safety test solution business in 2000.

GROSS MARGIN. The Company's gross margin in the three months ended March 31, 2000 increased $10.2 million, or 15.3%, to $76.7 million from $66.5 million in the comparable fiscal 1999 period primarily due to the impact of change in product mix. Gross margin as a percentage of sales increased to 60.3% in the three months ended March 31, 2000 from 58.1% in the comparable fiscal 1999 period. Changes in foreign exchange rates had a $2.3 million or 3.0% unfavorable impact on the United States dollar equivalent of gross margins related to international sales denominated in foreign currencies in the three months ended March 31, 2000.

OPERATING EXPENSES. Operating expenses in the three months ended March 31, 2000 increased slightly in comparison to the three months ended March 31, 1999. Operating expenses as a percentage of sales decreased to 55.6% in the three months ended March 31, 2000 from 61.2% in the comparable fiscal 1999 period. Marketing and selling expenses increased $1.1 million, or 3.2%, to $36.0 million in the three months ended March 31, 2000 from $34.9 million in the comparable fiscal 1999 period due primarily to increased spending related to certain market development resources and fixed selling expenses. General and administrative expenses decreased $0.9 million, or 7.8%, to $10.6 million in the three months ended March 31, 2000 from $11.5 million in the comparable fiscal 1999 period due primarily to non-recurring employee retention and compensation expenses at March 31, 1999 related to the exchange transaction between Wavetek Corporation and Wandel & Goltermann Management Holding GmbH. Restructuring and other non-recurring charges increased $1.7 million, or 100% in the three months ended March 31, 2000 from $0.0 in the comparable fiscal 1999 period due primarily to restructuring charges for the shut down of operating locations. Changes in foreign exchange rates had a $1.3 million or 17.3% unfavorable impact on the United States dollar equivalent of operating expenses denominated in foreign currencies in the three months ended March 31, 2000.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net, in the three months ended March 31, 2000 decreased by $4.9 million over the comparable fiscal 1999 period to $0.5 million. The decrease was primarily due to the gain on sale of the safety test solution business during the three months ended March 31, 2000.

PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate decreased to approximately 45% in the three months ended March 31, 2000, from approximately 64% in the comparable fiscal 1999 period. The Company's effective tax rate takes into account the expected annual mix of income and related tax rates by geographical location. Such effective rate also reflects the non-deductibility of the amortization expense related to certain intangible assets and other expenses related to the Exchange Transaction.

NET INCOME (LOSS). As a result of the above factors, net income (loss) was $3.0 million in the three months ended March 31, 2000 as compared to ($3.2) million in the comparable fiscal 1999 period.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

NET SALES. Net sales in the six months ended March 31, 2000 increased $21.8 million, or 9.0%, to $262.7 million from $240.9 million in the comparable fiscal 1999 period. This increase is primarily due to an increase in cable television product shipments as a result of strong infrastructure investments by cable television operators, an increase in transport test product shipments due to new product features offered to the customer, and increases in both the wireless and fiber optic businesses. As a result, there was an increase in sales to customers in the United States of $16.4 million, or 30.6%, to $70.2 million while international sales increased $5.4 million, or 2.9%, to $192.5 million in comparison to the six months ended March 31, 1999. The Company's sales to customers outside the United States decreased to 73.3% of total sales in the six months ended March 31, 2000 from 77.7% in the comparable fiscal 1999 period. Changes in certain foreign exchange rates had a $3.2 million or 1.2% unfavorabl impact on the United States dollar equivalent of the Company's sales denominated in foreign currencies in the six months ended March 31, 2000. Sales of the Company's communications test products in the six months ended March 31, 2000 increased $24.0 million, or 11.2%, from the comparable fiscal 1999 period to $238.3 million, which increase was also primarily due to the increase in cable television, transport, wireless and fiber optic product shipments. Sales of the Company's other test products decreased $2.7 million, or 18.0%, from the comparable fiscal 1999 period to $12.2 million due primarily to the divestiture of the precision measurement and test tools divisions, and the safety test solution business in 2000.

GROSS MARGIN. The Company's gross margin in the six months ended March 31, 2000 increased $20.9 million, or 15.1%, to $159.3 million from $138.4 million in the comparable fiscal 1999 period primarily due to the impact of change in product mix. Gross margin as a percentage of sales increased to 60.6% in the six months ended March 31, 2000 from 57.4% in the comparable fiscal 1999 period. Changes in foreign exchange rates had a $2.7 million or 1.66% unfavorable impact on the United States dollar equivalent of gross margins related to international sales denominated in foreign currencies in the six months ended March 31, 2000.

OPERATING EXPENSES. Operating expenses in the six months ended March 31, 2000 increased slightly in comparison to the six months ended March 31, 1999. Operating expenses as a percentage of sales decreased to 53.7% in the six months ended March 31, 2000 from 58.2% in the comparable fiscal 1999 period. Marketing and selling expenses increased $2.6 million, or 3.7%, to $73.0 million in the six months ended March 31, 2000 from $70.4 million in the comparable fiscal 1999 period due primarily to a one-time purchase price reclassification between operating expense accounts at March 31, 1999 related to the exchange transaction between Wavetek Corporation and Wandel & Goltermann Management Holding GmbH, and increased spending related to certain market development resources and fixed selling expenses. General and administrative expenses decreased $2.4 million, or 10.2%, to $21.3 million in the six months ended March 31, 2000 from $23.6 million in the comparable fiscal 1999 period due primarily to a one-time purchase price reclassification between operating expense accounts and non-recurring retention and compensation expenses at March 31, 1999 related to the exchange transaction between Wavetek Corporation and Wandel & Goltermann Management Holding GmbH. Restructuring and other non-recurring charges increased $2.0 million, or 100% in the six months ended March 31, 2000 from $0.0 in the comparable fiscal 1999 period due primarily to restructuring charges for the shut down of operating locations. Changes in foreign exchange rates had a $1.9 million or 9.42% unfavorable impact on the United States dollar equivalent of operating expenses denominated in foreign currencies in the six months ended March 31, 2000.

OTHER (INCOME) EXPENSE, NET. Other (income) expense, net, in the six months ended March 31, 2000 decreased by $3.2 million over the comparable fiscal 1999 period to $6.9 million. The decrease was primarily due to the gain on sale of the safety test solution business during the three months ended March 31, 2000.

PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate decreased to approximately 45% in the six months ended March 31, 2000, from approximately 64% in the comparable fiscal 1999 period. The Company's effective tax rate takes into account the expected annual mix of income and related tax rates by geographical location. Such effective rate also reflects the non-deductibility of the amortization expense related to certain intangible assets and other expenses related to the Exchange Transaction.

NET INCOME (LOSS). As a result of the above factors, net income (loss) was $6.3 million in the six months ended March 31, 2000 as compared to ($4.4) million in the comparable fiscal 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash provided by operating activities of $18.5 million for the six months ended March 31, 2000 included net income of $6.3 million, and non-cash charges of $14.4 million in depreciation and amortization expense, $2.0 million in restructuring and other non-recurring charges, and ($1.1) million in deferred income taxes. In addition, the changes in operating assets and liabilities during the six months ended March 31, 2000 produced a negative cash flow of $3.1 million. This was primarily due to the gain on sale of the safety test solution business.

The Company's net cash provided by investing activities was $23.3 million for the six months ended March 31, 2000. This was primarily due to proceeds of $29.4 million from the sale of the precision measurement and test tools divisions and the safety test solutions business. The Company's net cash used in financing activities was $39.9 million for the six months ended March 31, 2000, which represented the net effect of payments on borrowings of $147.4 million and new borrowings of $107.5 million from its credit agreements and the multi-currency revolving credit facility and bilateral ancillary facilities.

The Company invests its excess cash in highly liquid money market funds, U.S. Treasury obligations and investment grade commercial paper. In recent years, the Company has funded its business through operating cash flow, has not relied on sales of equity to provide cash, and has used short-term debt primarily for cash management purposes. The Company had borrowings outstanding under revolving credit agreements of $129.1 million at March 31, 2000, including amounts borrowed for working capital requirements, of which $9.1 million was classified as short-term. The Company also has contingent obligations outstanding totaling approximately $6.5 million in the form of letters of credit and bank guarantees. The Company's total credit lines provide for total availability of $158.4 million. At March 31, 2000, the Company had approximately $26.7 million available under these facilities. The reduction in the funds available of $41.6 million from September 30, 1999 to March 31, 2000 is primarily due to a reduction in the credit limits associated with our credit agreements, which resulted because of the sale of the precision measurement division, and due to the unfavorable changes in the foreign exchange rates.

The Company believes that its cash and cash equivalents of $18.0 million, cash flow from operations, as well as the remaining borrowings under its existing credit agreements and the multi-currency revolving credit facility and bilateral ancillary facilities will be sufficient to fund the Company's debt service obligations and working capital requirements, as well as implement the Company's growth strategy over the remaining fiscal year.

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

PERIODIC FLUCTUATIONS

The Company's net sales occurred in the following percentages in each of the last four quarters: 22% for the quarter ended June 30, 1999, 28% for the quarter ended September 30, 1999, 26% for the quarter ended December 31, 1999 and 24% for the quarter ended March 31, 2000. A variety of factors may cause period-to-period fluctuations in the operating results of the Company. Such factors include, but are not limited to, the purchase of businesses, product mix, European summer holidays and other seasonal influences, competitive pricing pressures, materials costs, currency fluctuations, revenues and expenses related to new products and enhancements of existing products, as well as delays in customer purchases in anticipation of the introduction of new products or product enhancements by the Company or its competitors. The majority of the Company's revenues in each quarter result from orders received in that quarter. As a result, the Company establishes its production, inventory and operating expenditure levels based on anticipated revenue levels. Thus, if sales do not occur when expected, expenditure levels could be disproportionately high and operating results for that quarter, and potentially future quarters, would be adversely affected.

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

The Company established programs to coordinate its year 2000 ("Y2K") compliance efforts across all business functions and geographic areas. Starting in 1995, the Company began to evaluate their internal business and information systems for Year 2000 compliance. The Company modified or replaced existing hardware and software to mitigate the Year 2000 Issue and there was no material impact on or interruption to the operations of the Company subsequent to January 1, 2000, including the leap year date, February 29, 2000.

Since inception of its program through March 31, 2000, the costs related to the Company's Y2K compliance efforts totaled approximately $2.2 million, including costs associated with the implementation of certain new core information systems. Much of this expenditure would have been necessary in any case as part of the regular process of maintaining and updating systems. In some instances, the expenditures were accelerated in order to comply with Year 2000 requirements.

CAUTIONARY STATEMENTS

Certain of the information contained herein may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as the same may be amended from time to time ("the Act") and in releases made by the Securities and Exchange Commission ("SEC") from time to time. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements expressed or implied by such forward-looking statements. The words "estimate", "believes", "project", "intend", "expect" and similar expressions when used in connection with the Company, are intended to identify forward-looking statements. Any such forward-looking statements are based on various factors and derived utilizing numerous assumptions and other important factors that could cause actual results to differ materially from those on the forward-looking statements. These cautionary statements are being made pursuant to the Act, with the intention of obtaining benefits of the "Safe Harbor" provisions of the Act. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to those set forth below. Important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: (i) risks associated with leverage, including cost increases due to rising interest rates; (ii) risks associated with the possibility of the Company not meeting its debt covenant requirements, including financial covenants, in accordance with various debt agreements; (iii) risks associated with changes in domestic and/or foreign laws and regulations, including changes in tax laws, accounting standards, environmental laws, occupational, health and safety laws; (iv) risks associated with access to foreign markets together with foreign economic conditions, including currency fluctuations and trade, monetary and/or tax policies; (v) uncertainty as to the effect of competition in existing and potential future lines of business; (vi) economic uncertainty in various countries throughout the world; (vii) changes in laws and regulations, including changes in tax rates, accounting standards, environmental laws, occupational, health and safety laws; (viii) access to foreign markets together with foreign economic conditions, including currency fluctuations; and (ix) the effect of, or changes in, general economic conditions. Other factors and assumptions not identified above may also be involved in the derivation of forward-looking statements, and the failure of such other assumptions to be realized, as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses financial instruments, including fixed and variable rate debt, to finance its operations. The information below summarizes the Company's market risks associated with debt obligations outstanding as of March 31, 2000. The following table presents principal cash flows and related weighted average interest rates by fiscal year of maturity. Variable interest rate obligations under the Credit Facility and other revolving bank credit agreements, capital lease obligations, and notes payable to related parties are not included in the table. The Company has no long-term variable interest obligations other than certain borrowings under the Credit Facility which have been classified as long-term. The information is presented in U.S. dollar equivalents, which is the Company's reporting currency. The actual cash flows of the instruments are denominated in U.S. dollars ("US$"), German Deutsche marks ("DM") and other currencies ("other") as indicated.

                                                                  EXPECTED MATURITY DATE
                              -----------------------------------------------------------------------------------------------
                                 2000         2001          2002          2003          2004        Thereafter      Total
                              -----------  ------------  ------------  ------------  ------------  ------------  ------------
                                                               (US$ EQUIVALENT IN THOUSANDS)
Long-term Obligations:
  Fixed Rate (US$)...........  $   685      $  633        $  585        $  541        $  500        $85,000       $87,944
    Average interest rate....      8.2%        8.2%          8.2%          8.2%          8.2%          10.1%         10.1%
  Fixed Rate (DM)............  $ 2,124      $3,977        $3,609        $3,562        $2,443        $10,839       $26,553
    Average interest rate....      5.9%        5.8%          5.7%          5.7%          5.3%           5.6%          5.7%
  Fixed Rate (other).........  $   282      $   82        $1,581        $   55        $   58        $   447       $ 2,505
    Average interest rate....      7.6%        6.0%          5.3%          6.4%          6.4%           6.3%          5.8%

The carrying amounts of the Company's debt instruments approximate their fair values. At March 31, 2000, the Company had interest rate cap agreements and swap agreements in an aggregate notional amount of $9.7 million to limit its exposure on interest rate changes related to certain variable interest rate debt instruments. The carrying values of the interest rate caps and swaps approximate fair value.

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

Gains and losses on financial instruments that qualify as hedges of existing assets or liabilities or firm commitments are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Financial instruments which are not designated as hedges of specific assets, liabilities, firm commitments or anticipated transactions are marked to market and any resulting unrealized gains or losses are recorded in "Other (income) expense, net" in the accompanying consolidated statements of operations. At March 31, 2000, the Company had foreign exchange contracts outstanding in an aggregate notional amount of $16.6 million. While it is not the Company's intention to terminate any of these contracts, the estimated fair value of these contracts indicated that termination of the forward currency exchange contracts at March 31, 2000 would have resulted in a loss of $1.0 million. Due to the volatility of currency exchange rates, these estimated results may or may not be realized.

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

       None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

           12    Schedule Re: Computation of Ratio of Earnings to Fixed Charges
           27    Financial Data Schedule for the three and six months ended
                 March 31, 2000

       (b) Reports on Form 8-K

           The Company filed a Form 8-K on March 2, 2000 relating to the merger between the Company and Dynatech corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of the 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WAVETEK WANDEL GOLTERMANN, INC.
                                           (Registrant)



                                   /s/  KARL-HEINZ EISEMANN
                                   -------------------------------
                                        Karl-Heinz Eisemann
                                   Executive Vice President,
                                   Chief Financial Officer,
                                   Treasurer and Secretary
                                   (principle financial officer and
                                   principle accounting officer)
                                   Dated: May 15, 2000